Form 10KSB
period 1996-06-30
WORKFORCE SYSTEMS CORP /FL/
filed 1996-10-15
CIK 893771

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from________ to _________

      Commission file number  33-53250-A
                             ------------

                             Workforce Systems Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                   269 Cusick Road, Suite C-2, Alcoa, TN 37701
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number:  423-681-6034
                                               -----------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      none
                              ---------------------
                              (Title of each class)


                    Name of each exchange on which registered
                                 not applicable
                    ------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                ----------------
                                (Title of Class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [x] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [x]

      State issuer's  revenues for its most recent fiscal year:   $3,720,680 for
the 12 months ended June 30, 1996.

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates computed at the average price for which the Company's common stock was sold on October 9, 1996 is approximately $6,790,063.

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of October 10, 1996, 2,493,934 shares of Common Stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of
the Securities Act of 1933 ("Securities Act"):   Not Applicable.

      Transitional Small Business Disclosure Form (check one):

      Yes        No   X
          ---        ---

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

      Workforce Systems Corp. (formerly known as Wildflower Financial Corp.), a Florida corporation (the "Company"), was formed on August 17, 1992 to seek acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent its limited assets would allow. In order to raise the capital necessary to accomplish such goals, the Company offered 10,000 shares of Common Stock at a purchase price of $6.00 per share to the public pursuant to a registration statement under the Act, through its then executive officers on a "best efforts" basis. In June 1993 the Company completed its initial public offering with the sale of 3,505 shares of Common Stock, receiving net proceeds, after the costs of the offering, of approximately $11,371.

      Acquisition of Prime Florida and OIS
      ------------------------------------

      Pursuant to its intended business purpose, on June 14, 1994 Mr. F. W. Miller, the Company's principal shareholder, President and Chairman, sold an aggregate of 18,200 shares of the Company's Common Stock owned by him, representing approximately 55% of the Company's then issued and outstanding stock, in a private transaction exempt from registration under the Act to Yucatan Holding Company, a Florida corporation ("Yucatan"), for $60,000 (the "Purchase Price"). Payment of the Purchase Price was tendered in the form of $5,000 cash at closing together with a $55,000 principal amount installment promissory note due in full on or before December 31, 1994. Concurrent with the purchase of the stock by Yucatan, the Company's then current officers and directors resigned and the Company's current officers and directors were elected.

      Effective June 30, 1994 the Company acquired 51.9% of the issued and outstanding stock of Outside Industrial Services, Inc., a Tennessee corporation doing business as Outside Plant Services ("OIS") for 70,000 shares of the Company's Series B $5.00 Cumulative Convertible Preferred Stock ("Series B Preferred") from an unaffiliated third-party in a private transaction exempt from registration under the Act. The designations, rights and preferences of the Preferred Stock provided that the holder thereof (a) should receive annual dividends equal to $.43 per share, (b) was entitled to full voting rights, share for share, with any then outstanding Common Stock as well as with any other class or series of stock of the Company  having  general  voting  power with the
Common Stock concerning any matter being voted upon by the Company's shareholders, (c) was entitled to convert such shares into shares of the Company's Common Stock at any time on a one for one basis and (d) was redeemable at the option of the Company at $4.30 per share. On May 30, 1996 the holder of the Series B Preferred converted such shares into 70,000 shares of the Company's Common Stock.

      Also effective June 30, 1994 the Company acquired all of the issued and outstanding stock of Prime Florida, Inc., a Florida corporation ("Prime") from Yucatan, which was an affiliate of the Company, for 750,000 shares of the Company's Common Stock in a private transaction exempt from registration under the Act. Prime's sole assets included its rights under the Management Services Agreement with OIS which entitled Prime to all the cash flow from OIS, together with a 7.4% interest in OIS.

      Giving effect to both the 51.9% interest in OIS the Company acquired from the unaffiliated third party, together with the 7.4% interest in OIS the Company acquired through its ownership of Prime, the Company then owned 59.3% of the issued and outstanding stock of OIS. On November 30, 1994 the Company exchanged 30 shares of its Series A Preferred Stock for 155 shares of the common stock of OIS thereby completing its plan to acquire at least 80% of OIS which began in June 1994. Following such share exchange, the Company is the beneficial owner of approximately 81% of OIS. The designations, rights and preferences of the Series A Preferred Stock provide that the shares (a) have full voting rights, share for share, with the then outstanding common stock of the Company as well as any other series of preferred stock then outstanding, (b) are not convertible into any other class of equity of the Company, (c) are redeemable at any time at the Company's option at par value of $.001 per share, (d) pay dividends at the sole discretion of the Company's Board of Directors, (e) are not transferrable without the consent of the Company's Board of Directors and (f) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest.

      Expansion Into Contract Manufacturing
      -------------------------------------

      On November 4, 1994 the Company entered into an agreement (the "Naturale Agreement") with Naturale Home Products, Inc. ("Naturale"), an unaffiliated third party, whereby the Company was named the exclusive manufacturer through a then to-be-established wholly-owned subsidiary of the Company for all products developed and marketed by Naturale, including the ThawMaster(TM) thawing trays,

Naturale's initial product. The material terms of the agreement provided that the Company at its option could either continue the contract manufacturing then currently in effect between Naturale and an unaffiliated third party, establish additional manufacturing facilities operated by the Company or sub-contract the manufacturing to other third parties.

      In addition to the revenue to be generated through the manufacturing and sale by the Company of the products to Naturale, the Company is entitled to a royalty of $.30 to $.50 per unit in perpetuity on all products sold by Naturale. The Company was also granted a 15% equity interest in Naturale on a fully diluted basis. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. On May 30, 1996 the Company divested itself of such 15% interest in Naturale, a marketing company, but retained the exclusive manufacturing rights under the Naturale Agreement. The Company determined such 15% interest was immaterial to the Company's financial statements and operations and further conflicted with the establishment of PTP (as hereinafter discussed) to market the Company's products. The Naturale Agreement also granted Naturale the option of acquiring the manufacturing operations at a price equal to the investment in the subsidiary, as well as the option to acquire the rights to the royalty at a price to be negotiated by the parties in the future. Following the execution of the Naturale Agreement, in 1994 the Company formed NHP Manufacturing Corp., a Florida corporation ("NHP"), a wholly-owned subsidiary of the Company, pursuant to the terms of the Naturale Agreement. Subsequent to the acquisition of IFR (as described below), NHP has become a subsidiary of IFR.

      Soon after the execution of the Naturale Agreement it became evident to management of the Company that the then current contract manufacturer was unable to accommodate the production schedule or quality control standards in relation to the ThawMaster(TM) production. Thereafter the Company determined to sub-contract out the milling and anodization of the trays to other fabricators who were unaffiliated third parties and to internally perform the finishing stages of the thawing trays, including silk screening, assembly, packaging and shipping. The Company continued to experience quality control problems with the new fabricators, as well as delays in delivery of milled trays. Further, the Company determined that by further internalizing the manufacture of the thawing trays that it would be able to reduce the cost of the product as a result of the high profit margin being enjoyed by the third-party fabricators. The initial success of the thawing trays and the potential to internalize the high margin of third party fabricators created an extraordinary opportunity for the Company to dramatically increase its asset base, revenue base and successfully diversify it operations and eliminate its reliance on a single revenue source. Accordingly, in the Spring of 1995 the Company began to fully internalize the production of the thawing trays, with the exception of the anodization, through a series of events which led to the acquisition of IFR as described below. This achieved the Company's goal with respect to the further internalization of the manufacture of the thawing trays as well as to diversifying the Company's operations and revenue base.

      Acquisition and Expansion of Industrial Fabrication & Repair
      ------------------------------------------------------------

      On May 22, 1995 the Company acquired 100% of the issued and outstanding capital stock of Industrial Fabrication & Repair, Inc. ("IFR") from Lester E. Gann ("Gann") in exchange for 125,925 shares of the Company's Common Stock (the "IFR Agreement") in a private transactions exempt from registration under applicable federal and state securities laws as well as being tax-free pursuant to Section 368 of the Internal Revenue Code. The Company granted Mr. Gann a 24 month right of first refusal as to the IFR stock purchased by the Company in the event of a change of control of the Company (as that term is defined in the Agreement) or if the Company should desire to transfer the IFR stock to an unaffiliated third party or to sell all or substantially all of IFR's assets. IFR, a Tennessee corporation based in Knoxville, Tennessee, provides machining, welding, speciality design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities.

      In June 1995 the Company purchased a 35,000 square foot manufacturing facility in Knoxville, Tennessee from an unaffiliated third party to serve as the new headquarters for IFR. See Item 2. Description of Property.

      In July 1996 IFR expanded its scope of business though the formation of Maintenance Requisition Order Corp., a Florida corporation ("MRO") which is a wholly-owned subsidiary of IFR. MRO, based in Dalton, Georgia, is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, which are commonly used in industrial manufacturing and operating facilities. MRO further diversifies IFR's business base insomuch as historically IFR had been a fabricator and maintenance provider without the additional competitive advantage of being an authorized factory distributor for many of the components used in its business.

      Formation of Consumer Products Division
      ---------------------------------------

      In October 1995, the Company formed, Products That Produce, Inc., a Florida corporation ("PTP") which is owned 80% by the Company and 20% by William
P. Heath, III, a then unaffiliated third party who  now serves  as its president

PTP's mission is to identify and market new consumer products to both innovative and moderately priced.

      The first product undertaken by PTP is MR. FOOD'S ALLOFRESH. The product is being marketed under an endorsement by Art Ginsburg, the nationally syndicated T.V. chef known as Mr. Food. Made nationally from minerals, non-toxic and environmentally safe, MR. FOOD'S ALLOFRESH works to prevent food decay and eliminates bacteria, moisture, mold, mildew and odors in refrigerators, kitchen and around the house. The product had its debut in June of 1996 through a nationwide direct response television commercial, with this initial introduction followed by introduction into the retail market place through mass merchandisers, grocery and drug store chains.

      Acquisition of American Industrial Management, Inc.
      ---------------------------------------------------

      In February 1996 the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc., a Tennessee corporation ("AIM") from Messrs. Robert Lovelace and David Debuty and Jones Leasing, Inc., its shareholders, in a private transaction exempt from registration under applicable federal and state securities laws in exchange for 17,500 shares of the Company's Common Stock. AIM, founded in 1995 and based in Knoxville, Tennessee, provides industrial personnel for light manufacturing and assembly line operations to businesses located in the East Tennessee area. Messrs. Lovelace and Debuty remained operating officers of AIM following the closing of the transaction pursuant to three year employment agreements. In September 1996 AIM gave Mr. Debuty 60 days prior notice of its intent to terminate his employment agreement.

      In the event the financial statements of AIM, as prepared in accordance with generally accepted accounting principles applied on a consistent basis reflect a certain pre-determined average gross profit per month for the immediately preceding three month period (based upon fiscal quarters for the fiscal year ending June 30) as hereinafter set forth, and Mr. Lovelace is then a current employee of AIM, Mr. Lovelace shall be entitled to earn additional shares of the Company's Common Stock. Specifically, at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $50,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of 50,000 shares of the Company's Common Stock; and at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $70,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of an additional

100,000 shares of the Company's Common Stock; and at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $90,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of an additional 122,500 shares of the Company's Common Stock.

      Engagement of Investment Banking Firm
      -------------------------------------

      As a result of the foregoing acquisitions and internal expansions begun in June 1994, the Company is now a diverse holding company with subsidiaries involved in manufacturing, marketing and distribution and employee staffing services. In order to maximize the individual and joint components of the Company's business and operations, in July 1996 the Company engaged Laidlaw Equities, Inc., an NASD member firm ("Laidlaw"), to serve as its exclusive financial advisor. Under the terms of the investment banking agreement, Laidlaw will advise the Company with respect to the development of its business plans, the Company's capital structure and potential financing strategies, identifying potential acquisition candidates, and analyzing, structuring, negotiating and assisting the Company to effect proposed transactions.

      Pursuant to the investment banking agreement with Laidlaw, the Company compensates Laidlaw for its services by (a) the payment of a $7,500 monthly retainer during the 12 months of the agreement (which is renewable quarterly thereafter), (b) the issuance to Laidlaw or its designees of warrants to acquire an aggregate of 100,000 shares of the Company's Common Stock (the "Laidlaw Warrants") and (c) the obligation to pay Laidlaw certain transactional fees based upon certain future transactions (the "Laidlaw Transactional Fee"). The Company has also granted Laidlaw a 24 month right of first refusal to act as manager or placement agent with respect to any proposed public distribution or private placement of the Company's securities. See Item 13. Exhibits and Reports on Form 8-K.

DIVISIONAL OVERVIEW

      Following is a detailed discussion of each of the Company's divisions.

Manufacturing Division
----------------------

      The Manufacturing Division of the Company is comprised of three entities, Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiaries NHP Manufacturing Corp. ("NHP") and Maintenance Requisition Order Corp. ("MRO").

      IFR, a Tennessee corporation formed in 1979 and based in Knoxville, Tennessee, provides machining, welding, speciality design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities. IFR maintains clients within the 150 mile radius of Knoxville, Tennessee including Coca-Cola Co., Pepsico, Kimberly-Clark Corp., American Limestone, Florida Steel Corp., Vulcan Materials Co., Dixie Cement, Blue Diamond Coal and Southeast Ecology Group, a division of Westinghouse. For the fiscal year ended June 30 1996, IFR accounted for approximately 66% of the Company's revenues on a consolidated basis. No single client accounts for more than 10% of IFR's annual revenues.

      IFR provides its clients with custom design plant processing thereby minimizing downtime and maximizing production capacity. A sample of current or pending projects undertaken by IFR include designing components to be used to crush slag in a radioactive waste processing facility to facilitate packing of the material for shipment and manufacturing systems in steel mills for transfer of five ton blocks of rebar to facilitate loading and storage.

      As discussed above, following the execution of the Naturale Agreement in November 1994, the Company undertook the establishment of a contract manufacturing division through a then wholly-owned subsidiary, NHP, a Florida corporation formed in 1994. Following the acquisition of IFR and the integration of its operations into the Company, NHP became a subsidiary of IFR; however, the wholesale of the product manufactured by NHP to Naturale is considered as revenue within the consumer products division. NHP's current operations are presently limited to the manufacture of the ThawMaster(TM) family of thawing trays. It is not presently anticipated that NHP's operations will expand beyond their current base, and, accordingly, NHP is dependant upon its contract with Naturale. For the fiscal year ended June 30, 1996 NHP (exclusive from IFR) accounted for approximately 18% of the Company's revenues on a consolidated basis. The loss or reduction of such revenues could have a material adverse affect upon the Company until such time as IFR is able to successfully complete its expansion through its newly formed subsidiary, MRO.

      The thawing trays are manufactured from high grade aluminum alloy which is purchased by NHP either directly from Reynolds Aluminum or on the spot market from distributors. The price of aluminum, like all commodities, is subject to price fluctuation from time to time which can either increase or decrease the manufactured cost of the thawing trays as the aluminum is the most expensive component of the thawing tray. Historically, the Company has been able to obtain a sufficient supply of aluminum at a relatively stable price. There can be no assurances, however, that such will continue to be the case in the future.

      NHP owns all inventory of completed thawing trays until such time as the product is shipped to Naturale's customers, thereby creating a receivable at Naturale. NHP has a perfected blanket security interest in all of Naturale's assets, which includes Naturale's receivables.

      In July 1996 IFR further expanded its scope of business though the formation of MRO, a Florida corporation, which is a wholly-owned subsidiary of IFR. MRO, based in Dalton, Georgia, is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, including lines from Falk, Goodman Material Handling Components, Nachi, Leeson Electric, Rainbow Chain, Douglas Manufacturing and Superior Idlers together with a variety of other chain, bearing and idler distributors handling components which are commonly used in industrial manufacturing and operating facilities. As discussed below under "Competition", management of the Company believes the addition of MRO has the potential (although there can be no assurances) to significantly increase IFR's competitive advantage in the marketplace.

      Competition
      -----------

      While IFR competes with numerous fabricators in the East Tennessee area, management of IFR believes it has limited direct competition as a result of the comprehensive nature of its services. Within the 150 mile radius of its client base, IFR is one of a select few fabricators which offers a full bevy of services from concept and design to engineering and prototype to custom systems. Management believes the recent formation MRO will increase IFR's competitive advantage by providing IFR's customers with a single source supply for their production needs. There can be no assurances, however, that IFR in fact maintains a competitive advantage or that if such competitive advantage exists, IFR will be able to retain same in the future.

      MRO competes with a wide variety of industrial supply houses, the majority of which are larger, have historical operations and greater resources. There are no assurances MRO will be able to effectively compete in its market.

      Government Regulation and Environmental Compliance
      --------------------------------------------------

      The operations of the manufacturing division are not subject to any state or government regulations at the present time, other than normal and customary rules and regulations, including environmental regulations, to which most companies are subject. There can be no assurances, however, that future regulations at the state or federal level, if adopted, will not have a material adverse effect on the operations of the manufacturing division.

      Employees
      ---------

      As of September 30, 1996, the Manufacturing Division had approximately 32 employees, all of which are full time. The Manufacturing Divisions considers its employee relations to be good.

Staffing Division
-----------------

      The staffing division is comprised of two entities, Outside Industrial Services, Inc. ("OIS") and American Industrial Management, Inc. ("AIM"). For the fiscal year ended June 30, 1996, the staffing division accounted for approximately 16% of the Company's revenues on a consolidated basis.

      OIS, a Tennessee corporation founded in 1982, and AIM, a Tennessee corporation founded in 1995 and both based and operating in East Tennessee, do not offer traditional "temporary" services such has providing several employees on an intermittent, as needed basis. The staffing division's niche market is to provide specialized labor services on a contract basis to businesses in the light industrial and light manufacturing areas, augmenting the client's base of permanent employees. The staffing division supplies personnel with a wide variety of manufacturing skills to perform skilled and unskilled tasks including assembly line, janitorial, transportation and maintenance.

      The staffing division recruits employees on an as needed basis to fulfill its existing contracts. Such contracts typically provide for a 30 day termination by either party. As of the date hereof, AIM as three clients which account for 36%, 22% and 14% of its current, revenues, respectively. The loss of one or more of such clients could have a material adverse impact upon AIM's operations until replacement clients are secured, of which there can be no assurance.

      One contract, which OIS has held with a company continuously since 1982, presently accounts for 100% of OIS's revenues. During the last portion of calendar 1995 this client has been subject to certain internal restructuring which has adversely affected the number of OIS employees being provided to such company. OIS has experienced this same situation with this client on several occasions during the 13 years in which it has provided it personnel. In the past, while the duration of such reduction in staffing as varied, in each instance the number of personnel have either been returned to the historical levels or increased. In this instance, however, the number of personnel has continued to decrease and there are no assurances that the staffing levels at this client will be returned to historical levels or increased by such client in the future as they have in the past.

      Competition
      -----------

      The staffing division competes with many large international and national companies, as well as many smaller regional and local companies, many of whom have far greater assets and revenue base than the staffing division. There are no assurances the staffing division will ever maintain a competitive advantage in its marketplace.

      Government Regulation and Insurance
      -----------------------------------

      In many states, the temporary services industry is regulated; however, the staffing division is not subject to any specific regulation in the State of Tennessee where all of its current operations are based. In the event the staffing division should expand its operations outside the State of Tennessee, of which there are no present plans, it may become subject to regulation by other states. There can be no assurance that future regulations in the State of Tennessee, if adopted, or existing or future regulations in states in which the staffing division should expand its operations will not have a material effect on the staffing division's operations.

      Employees
      ---------

      As of September 30, 1996, the staffing division had approximately 40 employees providing services under existing contracts. In addition to the employees it provides its clients under the existing contracts, the staffing division employs an additional four management and administrative employees. The staffing division considers its employee relations to be good.

Consumer Products Division
--------------------------

      In October 1995 the Company formed Products That Produce, Inc., a Florida corporation ("PTP") which is owned 80% by the Company and 20% by William P. Heath, III. PTP's mission is to identify and market new consumer products that are both innovative and moderately priced. PTP business plan provides that it will assist inventors of fresh, innovative consumer products in getting those products to market through the provision of a wide array of comprehensive services, including everything from package design, to manufacturing (either directly or on an exclusive sub-contract basis) to receivables financing.

      The first product to be undertaken by PTP is MR. FOOD'S ALLOFRESH. The product is being marketed under a license agreement with Ginsburg Enterprises Incorporated ("Ginsburg") which provides for an endorsement by Art Ginsburg, the nationally syndicated T.V. chef known as Mr. Food. Pursuant to the terms of the two year agreement, Ginsburg granted PTP a license to the "Mr. Food" marks in connection with the marketing and sale of the product. As consideration, Ginsburg is entitled to a certain royalty payments, specifically (a) 15% of the sales price for any sales made via direct response television or through electronic retailers or (b) 5% of the sales price for any other sales.

      Made nationally from minerals, non-toxic and environmentally safe, MR. FOOD'S ALLOFRESH works to prevent food decay and eliminates bacteria, moisture, mold, mildew and odors in refrigerators, kitchen and around the house.

      Pursuant to the Company's prospecting, acquisition of mineral rights and coordination of the necessary geophysical analysis of the minerals, the Company has executed a five year exclusive lease, which is renewable at the option of the Company for an additional five year term, with an unaffiliated third party which permits the Company to excavate whatever quantities of the minerals as it deems necessary for an annual base fee of $30,000 for the first 1,000 tons. Such amount is payable in advance at the beginning of each year of the term of the lease and no portion is refundable in the event at least 1,000 tons are not excavated during the subject year. Thereafter, the Company pays a fee of $30 per ton. Based upon its inspection of the property, including visits by independent geologists retained by the Company, management of the Company believes there are sufficient quantities of the minerals readily available to meet whatever consumer demand may develop for either MR. FOOD'S ALLOFRESH or any variation of the product which the Company may market in the future.

      MR. FOOD'S ALLOFRESH, which is not subject to any special government approval or regulation, was introduced in late June 1996 through a five week direct response television campaign. The introduction of MR. FOOD'S ALLOFRESH into the retail market place through sales to mass merchandises, grocery and drug store chains commenced in August 1996. While initial interest is strong, as of the date hereof there is insufficient data to evaluate the potential market demand for the product.

      MR. FOOD'S ALLOFRESH is being marketed to retailers through the engagement by PTP of 19 independent manufacturer's representative organizations across the United States. These independent contractors are entitled to commissions ranging from 7% of the sales price (for first orders) to 10% of the sales price for reorders, which such amounts are generally payable by PTP within 10 days following the month in which PTP receives payment from the retailer. The independent sales representatives are responsible for any expenses they incur in connection with their sales of MR. FOOD'S ALLOFRESH. The agreements between the independent sales representatives and PTP may be terminated by 30 days prior written notice by either party. In the event PTP should determine to terminate one or more of such independent sales representative, management of the Company does not believe it would experience any difficulties in engaging replacement independent sales representatives.

      Competition
      -----------

      PTP competes with many large international and national companies, as well as many smaller regional and local companies, offering a wide variety of consumer products, many of whom have far greater assets and operating history than PTP. There are no assurances that PTP or MR. FOOD'S ALLOFRESH will ever maintain a competitive advantage in its market place.

      Employees
      ---------

      As of September 30, 1996, PTP has approximately four full time employees in addition to the 19 independent contractors hereinbefore described. PTP considers its employee relations to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company maintains principal executive offices in approximately 850 square feet of commercial office space which are leased from an unaffiliated third party for approximately $750 per month on an annual basis. The Company's employee staffing division leases two separate facilities, both located in East Tennessee. The first space which is comprised of approximately 1,800 square feet of commercial office space is leased by AIM from an unaffiliated third party under a five year lease expiring in September 2000 for approximately $1,000 per month. OIS leases an additional 500 square feet of office space on a month to month basis for $350 per month from an unaffiliated third party. PTP leases approximately 700 square feet of commercial office space in Fort Lauderdale, Florida from an unaffiliated third party under a five year lease expiring in December 2000 for approximately $700 per month. MRO leases approximately 8,000 square feet of industrial/warehouse space in Dalton, Georgia from an unaffiliated third party on a month to month basis for approximately $1,000 per month. All of these locations are presently sufficient for the required purposes and should the Company wish to relocate any office in the future, management does not believe it would experience any difficultly in locating and securing alternative office space at a reasonable rate.

      Prior to its acquisition by the Company, IFR's principal offices were located in a 13,500 square foot office/industrial building in Knoxville, Tennessee which was leased by IFR from Mr. Gann, IFR's President and then sole shareholder, on an annual basis at a monthly rental of $3,400. Following the Company's acquisition of IFR, IFR continues to lease this space from Mr. Gann on a monthly basis at a rental of $1,400 per month.

      In June 1995 following the acquisition of IFR the Company, through a wholly-owned subsidiary Workforce Properties Corp., acquired fee simple title to an approximate 35,000 square foot office/industrial building in Knoxville, Tennessee (the "Manufacturing Facility") from an unrelated third party to provide sufficient space for both the thawing tray manufacturing as well as an expansion of IFR's business.

      The Manufacturing Facility was encumbered by an existing first mortgage in the original principal amount of approximately $585,000, with interest at 7 3/4% over the 110 month term which commenced in June 1993. The first mortgage provided for an initial monthly payment of $4,800 with a monthly increase of 0.377% during the term of the mortgage and no pre-payment penalty. Upon maturing, assuming all monthly mortgage payments were then current, the mortgage would be satisfied in full. The Company assumed the existing first mortgage on the Manufacturing Facility, with a remaining principal balance of approximately $ 390,000 pursuant to the original terms and conditions of the first mortgage.

      In connection with the purchase of the Manufacturing Facility, the Company also assumed approximately $101,000 in past due city and county real estate taxes due on the Manufacturing Facility. Prior to such assumption, the Company negotiated an arrangement with the City of Knoxville for the payment of the past due taxes, which approximated $61,000 in the aggregate for the years 1991, 1992, 1993 and 1994, over a period of 24 months by making monthly installments of $2,538.00. The Company also assumed a similar arrangement the prior owner of the Manufacturing Facility had negotiated with Knox County for the payment of past due taxes, which approximated $40,000 for the years 1990, 1991, 1992, 1993 and 1994, over a period of 12 months by making monthly installments of $3,797.72. The Company has made all of the required tax payments in accordance with the terms negotiated with each taxing authority, as well as paying all current taxes on the real property as they become due and payable.

      The Manufacturing Facility, which is in good condition, is sufficient for the Company's present needs and management of the Company believes it is adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On August 26, 1994 the Company's Common Stock began trading on the OTC Bulletin Board under the symbol WFSC. Prior to such date, there had been no market for the Company's Common Stock; thereafter, there has been limited trading. The following table sets forth the high and low bid prices of the Company's Common Stock for each quarter since the stock began trading on August 26, 1994, and for the interim period from June 30, 1996 (the end of the last quarter) through September 30, 1996. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        Bid Price
                                                  ---------------------
                                                  High              Low
                                                  ----              ---
August 26, 1994 through September 30, 1994      $ 3.00            $ 2.75
October 1, 1994 through December 31, 1994       $ 4.63            $ 3.00
January 1, 1995 through March 31, 1995          $ 5.67            $ 5.50
April 1, 1995 through June 30, 1995             $ 8.47            $ 8.03
July 1, 1995 through September 30, 1995         $ 8.49            $ 8.14
October 1, 1995 through December 31, 1995       $ 7.61            $ 6.04
January 1, 1996 through March 31, 1996          $ 5.89            $ 5.64
April 1, 1996 through June 30, 1996             $ 6.62            $ 6.37
July 1, 1996 through September 30, 1996         $ 5.28            $ 4.96

      On October 9, 1996 the closing bid price for the Common Stock was $ 4.75. As of September 30, 1996, the approximate number of record holders of the Company's Common Stock was 70. Management of the Company, however, believes there to be in excess of 500 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

      The Company has not paid any cash dividends on its Common Stock since its inception. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

      The Company presently has issued and outstanding 30 shares of Series A Preferred and 1,000,000 shares of Series D Preferred Stock issued and outstanding. Such classes of securities do not pay any dividends. On May 30, 1996 the holder of 70,000 shares of the Company's Series B Preferred Stock converted such shares into 70,000 shares of the Company's Common Stock pursuant to the designations, rights and preferences of such series of preferred stock. Prior to such conversion, such 70,000 shares of Series B Preferred Stock paid annual cumulative dividends of $.43 per share. Any right to receive dividends was terminated effective with the conversion of such Series B Preferred.

      The Company presently has issued and outstanding 30,000 shares of Series C Preferred Stock which pays annual dividends as set by the Company's Board of Directors. For the calendar year ended December 31, 1995 the Company paid annual dividends of $30,000 on the Series C Preferred Stock. For the calendar year ending December 31, 1996, the amount of dividend, if any, on the Series C Preferred Stock shall only be paid at the discretion of the Company's Board of Directors. As of the date of hereof, no dividends have been declared or paid on the Series C Preferred Stock during the calendar year ending December 31, 1996 and it is not presently anticipated that any dividends will be declared or paid prior to December 31, 1996.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      Results for the year ended June 30, 1996 reflect a change in the dominate revenue base within the Company's consolidated operations from the year ended June 30, 1995. For the year ended June 30, 1996 IFR represented approximately 66% of the revenue on a consolidated basis versus approximately 13% in fiscal 1995; NHP represented approximately 18% of the revenue on a consolidated basis versus approximately 42% in fiscal 1995; and staffing represented approximately 16% of the revenues on a consolidated basis versus approximately 45% in fiscal 1995.

      This shift is the result of the combination of several factors which effect each of the Company's divisions and attendant results of operations therefrom. The increase in the percentage of revenues contributed by IFR reflects both revenue from IFR for the entire year versus two months in fiscal 1995( as a result of the May 1995 acquisition of IFR) and an increase in IFR's scope of core business. Management believes that the manufacturing division will continue to expand its revenues and base of operations during fiscal 1997 including through the development of MRO's business.

      Decline of revenues during fiscal 1996 from one of OIS' primary contracts adversely effected the staffing division during fiscal 1996. In February 1996 the Company acquired AIM, a start-up staffing company based in East Tennessee, whose operating officers possessed a strong sales background. Prior to its acquisition by the Company, AIM had demonstrated its ability to produce revenues and profit during its first eight months of operation with minimal operating capital. As management had anticipated, and has been disclosed during the year, revenues from OIS continued to decline during the balance of fiscal 1996; however, as of the date hereof, the revenues from AIM have replaced the revenues lost by the decline in OIS' primary contract and, accordingly, currently the staffing division's revenues approximate the revenues reported by OIS in fiscal 1995. While management currently anticipates a continued growth in revenues from the staffing division during the balance of fiscal 1997, there are no assurances management's assumptions are correct.

      Finally, during fiscal 1996 NHP reported a significant decline in revenues as a result of the maturity of the ThawMaster product in the consumer marketplace. There are no assurances that sales of this product will return to previous levels.

      During later June 1996 the Company introduced its newest consumer product, Mr. Food's AlloFresh. See Item 1. Description of Business - Divisional Overview
- Consumer Products Division. During the first quarter of fiscal 1997 the Company undertook a five week direct response campaign over nationwide cable to introduce Mr. Food's AlloFresh. Sales of the product through the direct response television commercials did not meet the Company's expectations and it is presently anticipated this advertising campaign will have a negative effect on the results of operations during the first quarter of fiscal 1997. Subsequent thereto, however, the initial introduction into the retail marketplace has been favorable due in part, management believes, to the positive benefits of its direct marketing campaign which did serve the purpose of introducing the product nationwide. While initial interest and sell through data from retailers is strong, as of the date hereof there is insufficient data to evaluate the potential market demand for the product.

      The Company's gross profit as a percentage of revenues increased approximately 10% versus the comparable period in fiscal 1995 which was a collective effort throughout all divisions. Selling, general and administrative expense (SG&A) as a percentage of revenues for the year ended June 30, 1996 increased 4% which was the net result of the Company's expansion through the acquisition of IFR and the elimination or consolidation of certain costs. Management of the Company believes that SG&A as a percentage of revenues will remain relatively constant even as the Company expands into other aforedescribed areas.

      During fiscal 1997 the Company's plan of operations are focused primarily in two of the Company's divisions. As previously discussed herein, the retail roll out of Mr. Food's AlloFresh is currently underway. During fiscal 1997 the Company will continue to focus on developing a market for this product, as well as creating two additional applications based upon the same base mineral. One of these applications will be a generic consumer product (minus the "Mr. Food" endorsement) housed in less expensive packaging which is being designed in response to inquiries from warehouse clubs. The second application will be a commercial product designed for distribution within the restaurant and food service industries. The generic consumer product should be completed and introduced during the second quarter of fiscal 1997 and will not require the addition of any other sales personnel at PTP. The commercial product, however, will take additional time for testing and will require the establishment of distributors within the foodservice and restaurant industries. While there can be no assurances, management of the Company has target the third or fourth quarters of fiscal 1997 for the rollout of the commercial product.

      During fiscal 1997 the Company will continue to focus on the further expansion of the operations of the manufacturing division through both internal growth as well as acquisitions of homogenous companies. For example, as a result of the investments made during fiscal 1996, IFR and its newly formed subsidiary MRO, management believes it has limited direct competition within the 150 mile radius of its client base by being a single source supplier of a full menu of service from concept and design to engineering and prototype to custom systems.

Liquidity and Capital Resources

      The Company's liquidity has continued to improve since June 30, 1995. At June 30, 1996 the Company had working capital of approximately $2,539,441 an increase of approximately 192% from June 30, 1995. Such increase was attributable in part to a private placement of the Company's Common Stock in April 1996 to two institutional investors and two accredited investors resulting in proceeds to the Company of approximately $1 million. In order to pursue the Company's plan of operations for fiscal 1997, it will be necessary for the Company to raise additional working capital. In this vein, in July 1996 the Company engaged Laidlaw Equities, Inc., an NASD member firm, to serve as its investment banker. It is presently anticipated that management will seek to raise additional capital through a public offering of its securities during Fiscal 1997. There are no assurances, however, that management will definitively determine to proceed with such offering or that the Company will be successful in concluding such an offering. In such event, the continued growth of the Company would be limited to the internal availability of working capital. The Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into asset based lending arrangements.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements are contained in pages F-1 through F-23 as follows.

                             WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994

























Lyle H. Cooper
Certified Public Accountant

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994

--------------------------------------------------------------------------------



CONTENTS

                                                                    Page No.
                                                                    --------

ACCOUNTANT'S REPORT                                                    F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       F-4
     Consolidated Statements of Income and Retained Earnings           F-6
     Consolidated Statements of Stockholders' Equity                   F-7
     Consolidated Statements of Cash Flows                             F-9
     Notes to Financial Statements                                 F-10-F-25

                                 LYLE H. COOPER
                           Certified Public Accountant
                            9051 Executive Park Drive
                                    Suite 103
                           Knoxville, Tennessee 37923

Telephone:  423-691-8132                               Telecopier:  423-691-8209


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Workforce Systems Corp.

I have audited the accompanying consolidated balance sheets of Workforce Systems Corp. (a Florida Corporation) and subsidiaries as of June 30, 1996 and June 30, 1995, and the related consolidated statements of income, retained earnings, and cash flows for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994, and the year ended January 31, 1994. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workforce Systems Corp. and subsidiaries as of June 30, 1996, and June 30, 1995 , and the results of their operations and their cash flows for the years then ended and the five month period ended June 30, 1994, and the year ended January 31, 1994.



October 12, 1996



Lyle H. Cooper
Certified Public Accountant


-------------------------------------------------------------------------------------------
                               WORKFORCE SYSTEMS CORP.
                            CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------

                                                                 June 30,         June 30,
                                                                  1996              1995
                                                                  ----              ----
ASSETS

CURRENT ASSETS
     Cash                                                    $    938,487    $     91,652
     Receivables:
         Trade accounts receivable, no allowance necessary        633,188         197,438
         Related party trade accounts receivable                     --           855,432
         Related party advances and note receivable                  --            15,915
         Interest                                                    --             1,625
     Inventory                                                  1,412,896         769,283
     Prepaid expenses                                             711,510          45,855
     Deferred income tax assets                                   115,670          15,670
                                                             ------------    ------------

              Total Current Assets                              3,811,751       1,992,870

PROPERTY, PLANT AND EQUIPMENT
     Land                                                         156,503         150,000
     Building and improvements                                  1,380,422         756,942
     Machinery and equipment                                    1,525,921       1,007,073
     Mineral exploration                                          700,000            --
     Autos and trucks                                             146,428         136,169
     Accumulated depreciation                                    (132,856)        (22,766)
                                                             ------------    ------------

              Total Property, Plant and Equipment               3,776,418       2,027,418

OTHER ASSETS
     Intangibles, net of accumulated amortization
       of $ 209,658 and $ 40,346, respectively                  4,344,771       3,345,885
                                                             ------------    ------------


                                                             $ 11,932,940    $  7,366,173
                                                             ============    ============


                                                                June 30,       June 30,
                                                                  1996           1995
                                                                  ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $   390,895   $   437,342
     Accrued expenses                                            113,437       121,511
     Accrued federal & state income taxes                        326,780       243,669
     Deferred income tax liability                               253,261        70,150
     Current portion of long term debt                           254,159       250,626
                                                             -----------   -----------



              Total Current Liabilities                        1,338,532     1,123,298

NON CURRENT DEFERRED INCOME TAXES                                342,473       176,250

LONG TERM DEBT, less current portion                             539,207       720,457

RELATED PARTY NOTE PAYABLE                                       132,667       936,770

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 2,000,000 shares
         authorized, 30 shares of Series A issued and
         outstanding, 0 and 70,000 shares Series B issued
         and outstanding, 30,000 shares Series C issued
         and outstanding, 1,000,000 and 0 shares Series D
         issued and outstanding                                    1,100           100
     Common stock, $.001 par value, 10,000,000 shares
         authorized, 2,420,836 and 1,503,724 shares issued
         and outstanding                                           2,421         1,504
     Paid in capital                                           8,568,941     4,075,155
     Retained earnings                                         1,007,599       332,639
                                                             -----------   -----------

              Total Stockholders' Equity                       9,580,061     4,409,398
                                                             -----------   -----------

                                                             $11,932,940   $ 7,366,173
                                                             ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.




-----------------------------------------------------------------------------------------------------------
                                            WORKFORCE SYSTEMS CORP.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------



                                                  For the year  For the year  For the five  For the year
                                                      ended        ended      months ended      ended
                                                 June 30, 1996 June 30, 1995 June 30, 1994 January 31, 1994
                                                 ------------- ------------- ------------- ----------------
Revenues earned, net of returns
     and allowances                               $ 3,820,680   $ 2,825,030   $   585,717   $ 1,254,428

Cost of revenues earned                             2,145,593     1,913,317       412,578       914,183
                                                  -----------   -----------   -----------   -----------

         Gross profit                               1,675,087       911,713       173,139       340,245

Selling, general and administrative expense           612,875       279,240        79,731       145,084
                                                  -----------   -----------   -----------   -----------

         Income from operations                     1,062,212       632,473        93,408       195,161

Income tax provision                                  332,445       239,400        32,877        66,506
                                                  -----------   -----------   -----------   -----------

         Income before extraordinary item         $   729,767   $   393,073   $    60,531   $   128,655

Extraordinary item - payroll tax penalty and
  interest less applicable taxes of $ 3,965 for
  the year ended 1/31/94, income (expense)               --          45,000          --         (26,893)
                                                  -----------   -----------   -----------   -----------

         Net income                               $   729,767   $   438,073   $    60,531   $   101,762
                                                  ===========   ===========   ===========   ===========

Earnings per common and common
  equivalent share

     Net income                                   $   729,767   $   438,073   $    60,531   $   101,762
     Less:  Dividends paid                             54,807        79,383        11,430          --
     Net income available to common
       shareholders                               $   674,960   $   358,690   $    49,101   $   101,762
                                                  ===========   ===========   ===========   ===========

     Continuing operations                        $       .40   $       .29   $       .05   $       .12
     Extraordinary item                           $      --     $       .04   $      --     $      (.02)
     Net income                                   $       .40   $       .33   $       .05   $       .10

Weighted average shares outstanding                 1,686,131     1,086,939       982,020         N/A

The accompanying notes are an integral part of these consolidated financial statements.



-----------------------------------------------------------------------------------------------------------------------------
                                               WORKFORCE SYSTEMS CORP.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994, and the year ended January 31, 1994
-----------------------------------------------------------------------------------------------------------------------------

                                             Preferred stock     Common stock
                                             $.001 par value   $.001 par value,
                                            2,000,000 shares   10,000,000 shares
                                               authorized         authorized
                                                1,100,030          2,420,836         Additional                     Total
                                              shares issued      shares issued         Paid-In       Retained    Stockholders'
                                             and outstanding    and outstanding        Capital       Earnings       Equity
                                             ---------------    ---------------        -------       --------       ------
Balance, February 1, 1993                       $     -          $   1,350         $     31,750    $ (165,484)  $   (132,384)

Net income for the five months ended
  June 30, 1994                                       -                  -                    -       101,762        101,762
                                                -------          ---------         ------------    ----------   ------------

Balance, January 31, 1994                             -              1,350               31,750       (63,722)       (30,622)

Issuance of 70,000 shares of preferred
  stock pursuant to reverse acquisition              70                  -                3,585             -          3,655

Issuance of 750,000 shares of common
  stock pursuant to acquisition of Prime FL           -                750                    -             -            750

Issuance of 228,334 shares of common
   stock pursuant to the above acquisitions           -                228              335,438                      335,666

Dividends paid                                        -                  -                    -       (22,860)       (22,860)

To reflect reverse acquisition                                      (1,317)             (18,024)     -               (19,341)

Net income for the five months ended
  June 30, 1994                                       -                  -                    -        60,531         60,531
                                                -------          ---------         ------------    ----------   ------------

Balance June 30, 1994                                70              1,011              352,749       (26,051)       327,779

Issuance of 30 shares of Series A Preferred
and 30,000 shares of Series C Preferred              30                  -                    -             -             30

Issuance of 492,285 shares of common stock            -                493            3,722,406                    3,722,899

Dividends paid                                        -                  -                    -       (79,383)       (79,383)

Net income for the year ended
June 30, 1995                                         -                  -                    -       438,073        438,073
                                                -------          ---------         ------------    ----------   ------------



Balance June 30, 1995                           $   100          $   1,504         $  4,075,155    $  332,639   $  4,409,398
                                                =======          =========         ============    ==========   ============



The accompanying notes are an integral part of these consolidated financial statements.



-----------------------------------------------------------------------------------------------------------------------------
                                               WORKFORCE SYSTEMS CORP.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994, and the year ended January 31, 1994
-----------------------------------------------------------------------------------------------------------------------------

                                             Preferred stock     Common stock
                                             $.001 par value   $.001 par value,
                                            2,000,000 shares   10,000,000 shares
                                               authorized         authorized
                                                1,100,030          2,420,836         Additional                     Total
                                              shares issued      shares issued         Paid-In       Retained    Stockholders'
                                             and outstanding    and outstanding        Capital       Earnings       Equity
                                             ---------------    ---------------        -------       --------       ------
Balance June 30, 1995                           $   100          $   1,504         $  4,075,155    $  332,639   $  4,409,398

Issuance of 1,000,000 shares of preferred
  stock Series D                                  1,000                  -                    -             -          1,000

Issuance of 132,466 shares of common
 stock for prepaid expenses                                            132              674,868                      675,000

Issuance of 80,000 shares of common
 stock for web development                                              80              399,920                      400,000

Issuance of 281,000 shares of common
 stock for invest. in PTP                                              281            1,404,719                    1,405,000

Issuance of 16,500 shares of common
 stock for acquisition of AIM                                           17               68,046                       68,063

Issuance of 170,322 shares of common
 stock for  note conversion                                            170              936,600                      936,770

Issuance of 222,000 shares of common
 stock                                                                 222              935,528                      935,750

Issuance of 14,824 shares of common
 stock for compensation                                                 15               74,105                       74,120

Dividends paid                                        -                  -                    -       (54,807)       (54,807)

Net income for the year ended
June 30, 1996                                         -                  -                    -       729,767        729,767
                                                -------          ---------         ------------    ----------   ------------

Balance June 30, 1996                           $ 1,100          $   2,421         $  8,568,941    $1,007,599   $  9,580,061
                                                =======          =========         ============    ==========   ============



The accompanying notes are an integral part of these consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------
                                          WORKFORCE SYSTEMS CORP.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                      For the year   For the year    For the five   For the year
                                                          ended          ended       months ended       ended
                                                      June 30, 1996  June 30, 1995  June 30, 1994  January 31, 1994
                                                      -------------  -------------  -------------  ----------------
OPERATING ACTIVITIES:
     Net income                                       $   729,767    $   438,073    $    60,531    $   101,762
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Amortization                                     169,311         40,000           --             --
         Depreciation                                     111,131         12,000           --             --
         Gain on sale of fixed asset                         (701)          --             --             --
         Increase (decrease) in deferred income tax       332,445         58,750         (4,270)        52,631
         (Increase) decrease in:
           Trade account receivable                      (435,750)      (175,389)         8,728         10,834
           Related party trade account receivable         871,347       (855,432)          --             --
           Inventory                                     (643,613)      (615,025)          --             --
           Other current assets                           (34,030)       (45,120)         1,140           --
         Increase (decrease) in:
           Accounts payable                               (46,447)       415,291         12,051           --
           Accrued expenses                                (8,074)       198,031          6,789        (97,070)
                                                      -----------    -----------    -----------    -----------

Net Cash Provided (Used) by Operating Activities        1,045,386       (528,821)        84,969         68,157

INVESTING ACTIVITIES:
     Related party                                           --           49,085        (15,000)          --
     Proceeds from sale of fixed assets                    12,159           --             --             --
     Purchase of property and equipment                  (771,589)    (1,268,428)          --          (16,922)
     Acquisition costs                                   (395,135)          --          (87,000)          --
                                                      -----------    -----------    -----------    -----------

Net Cash Used by Investing Activities                  (1,154,565)    (1,219,343)      (102,000)       (16,922)

FINANCING ACTIVITIES:
     Proceeds from related party loans                    132,668        936,770           --             --
     Payments on long term debt                          (204,213)          --             --             --
     Proceeds from long term debt                          26,496        971,083           --             --
     Proceeds from sale of common stock                 1,055,870           --             --             --
     Dividends paid                                       (54,807)       (79,383)       (22,862)          --
                                                      -----------    -----------    -----------    -----------

Net Cash Provided (Used) by Financing Activities          956,014      1,828,470        (22,860)          --
                                                      -----------    -----------    -----------    -----------

(Decrease) Increase in Cash and Cash Equivalents          846,835         80,306        (39,891)        51,235

Cash and Cash Equivalents, Beginning of Period             91,652         11,346         51,237              2
                                                      -----------    -----------    -----------    -----------

Cash and Cash Equivalents, End of Period              $   938,487    $    91,652    $    11,346    $    51,237
                                                      ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Workforce Systems Corp. (the "Company") was formed on August 17, 1992, and through its subsidiaries operate in the following industries:

   STAFFING - Through its subsidiaries, Outside Industrial Services, Inc. ("OPS") and American Industrial Management, Inc. ("AIM") both located in East Tennessee, the Company supplies specialized labor services on a contract basis to businesses in the Tennessee area.

   CONSUMER PRODUCTS - Through its subsidiary, Products that Produce, Inc. ("PTP") located in South Florida, the Company is responsible for marketing Mr. Food's AlloFresh and specializes in identifying, developing and marketing innovative new consumer products.

   MANUFACTURING - Through its subsidiaries, NHP Manufacturing Corp. ("NHPM"), Industrial Fabrication and Repair, Inc. ("IFR") and Maintenance Requisition Order Corp. ("MRO") all located in the South Eastern United States, the Company provides specialized fabrication, machining and design of maintenance and production equipment. In addition, the Company serves as an authorized distributor for a full line of power transmission products.


PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries. All material transactions between the consolidated companies are eliminated. The Company uses the equity method of accounting to account for its investments in subsidiaries.

INVENTORIES

Inventories are stated at the lower of cost or market. As part of the purchase price allocation on the acquisition of IFR the inventory carrying value was increased by $ 154,258 during the year ended June 30, 1995. Approximately $50,000 was charged to cost of goods sold during the year ended June 30, 1996.

Inventories were as follows at June 30, 1996:

                       Staffing       Consumer      Manufacturing       Total
                                      Products

Finished Goods           $ 0         $ 251,454       $  938,942     $1,190,396
Work in process          $ 0            32,500           65,000         97,500
Materials                $ 0            30,000           95,000        125,000
                      ---------      ---------        ---------     ----------
                         $ 0         $ 313,954       $1,098,942     $1,412,896
                      =========      =========        =========     ==========

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method.

For each classification of property, plant, and equipment depreciable life is as follows.

         Building and improvements                   20 yrs
         Machinery and equipment                     15 yrs
         Furniture, fixtures and office equipment     7 yrs
         Mineral exploration                         10 yrs straight-line and
                                                            units of production
         Automobiles                                  5 yrs

Depreciation expense for the years ended June 30, 1996, 1995, the five month period ended June 30, 1994, and the year ended January 31, 1994, was $ 111,131, $ 12,000, $ 0, and $ 0, respectively.

Included in the cost of the building at June 30, 1996 is approximately $ 500,000 in materials and labor directly related to getting the building ready for its intended use. No overhead was charged to the cost of the building for the year ended June 30, 1995.

During the year ended June 30, 1996, the Company sucessfully completed the prospecting, property leasing, geophysical analysis, excavation and processing of minerals for use in a variety of consumer and commercial applications. The first application was unrolled and sales commenced in the first quarter of fiscal 1997. The Company has entered into a 10 year lease involving the land upon which the mineral is located.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year ended June 30, 1996, the Company entered into contracts to develop and maintain internet web sites ultimately as an internet provider to market its consumer products and through its manufacturing division, its inventory of refurbished gear boxes and other power transmission components internationally. The Company's cost in developing the above is approximately $ 400,000 and is expected to be fully operational by December 31, 1996.


INTANGIBLES, ACQUISITION AND STARTUP COSTS

Intangibles at June 30, 1996 and 1995 consisted of the following:

                                        YEAR           YEAR
                                        ENDED          ENDED
                                    JUNE 30, 1996  JUNE 30, 1995

Goodwill                             $1,405,629      $1,405,629
Acquisition Costs                     2,057,492       2,057,492
Startup Costs                         1,091,308               -
                                     ----------      ----------

                                      4,554,429       3,386,231
Less Accumulated Amortization            209,658          40,346
                                     ----------      ----------

                                     $ 4,344,771     $3,345,885
                                     ===========     ==========


Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The unamortized excess cost is being amortized by the straight-line method over 20 years. Amortization expense was $ 70,281, $ 5,000, $ 0 and $ 0 for the years ended June 30, 1996, 1995, the five month period ended June 30, 1994 and the year ended January 31, 1994, respectively.

Acquisition cost represents the value of stock issued in connection with the acquisition of OPS, NHPM, and IFR and is being amortized by the straight-line method over 20 years. Amortization expense was $ 99,030, $ 35,346, $ 0, and $ 0 for the years ended June 30, 1996, 1995, for the five month period ended June 30, 1994, and the year ended January 31, 1996, respectively.

Startup cost represents preoperating expenses incurred pursuant to the formation of the consumer products division, PTP, and is being amortized by the straight-line method over 2 years. No amortization has been taken on the startup for the year ended June 30, 1996, as such products were not introduced until the first quarter of fiscal 1997.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

In connection with the acquisition of IFR as previously discussed, the Company established total deferred income taxes of $ 235,000 to provide for the difference in book value and tax basis resulting from recording IFR assets at fair market value. In addition, the Company computes its tax liabilities based on approximate state and federal statutory rates in accordance with FASB 109. Other deferred tax assets and liabilities are recorded to provide for timing differences.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share were computed by dividing net income, adjusted by the dividends paid to a common shareholder of OPS pursuant to a management agreement and for dividends paid to the other preferred shareholders, by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding at the end of June 30, 1995.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 3 - PREPAID ADVERTISING

Included in prepaid expenses is $ 500,000 in prepaid advertising costs for media spots incurred in connection with the Company's consumer products division. The advertising costs will be expensed when the related products are advertised in fiscal 1997.

NOTE 4 - ACQUISITIONS AND EXPANSIONS

ACQUISITION OF PRIME FLORIDA, INC. AND OUTSIDE INDUSTRIAL SERVICES, INC.

Pursuant to its intended business purpose, on June 14, 1994, the Company's principal shareholder, President and Chairman, sold shares of the Company's common stock owned by him, representing approximately 55 % of the Company's then issued and outstanding stock, in a private transaction to Yucatan Holding Company.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------




NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

Effective June 30, 1994, the Company acquired 51.9 % of the issued and outstanding stock of Outside Industrial Services, Inc., a Tennessee corporation doing business as Outside Plant Services, Inc. ("OPS") for 70,000 shares of the Company's Series B $5.00 Cumulative Convertible Preferred Stock ("Series B Preferred Stock") from an unaffiliated third party in a private transaction.

Also, effective June 30, 1994, the Company acquired all of the issued and outstanding stock of Prime Florida, Inc., a Florida corporation ("Prime") from Yucatan Holding Company for 750,000 shares of the Company's Common Stock in a private transaction. Prime's sole assets included its right under the Management Services Agreement with OPS, together with a 7.4% interest in OPS. Prime, pursuant to the terms of the Management Services Agreement, provided OPS with the management and technical expertise necessary to manage OPS' business and be competitive in the marketplace. As compensation thereunder, Prime received an amount equal to all net cash flow from operations of OPS in excess of $30,000 per annum, with such $30,000 paid to a minority shareholder of OPS and treated and recorded as a dividend to such minority shareholder.

Giving effect to both the 51.9% interest in OPS the Company acquired in the aforedescribed transaction, together with the 7.4% interest in OPS the Company acquired through its ownership of Prime, the Company was then the owner of 59.3% of the issued and outstanding stock of OPS.

On November 30, 1994 the Company exchanged 70 shares of its Series A Preferred Stock for 155 shares of the common stock of OPS thereby completing its plan to acquire at least 80% of OPS which began in June 1994. Following such share exchange, the Company is the beneficial owner of approximately 81% of OPS.

The management of the Company in accordance with the purchase method of accounting, comments from the National Association of Securities Dealers, Inc. and Securities and Exchange Commission staff interpretations has elected to record the issuance of the Company's Common Stock and Series B Preferred Stock issued in conjunction with the acquisition of OPS at the net book value of the acquired company.

Accordingly, no goodwill has been recorded. Costs associated with the acquisition at June 30, 1994, have been recorded at cost in accordance with the purchase method of accounting in a reverse acquisition, and are to be amortized over a period of twenty years.

The balances at June 30, 1994 and January 31, 1994 represent those of OPS.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------



NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

EXPANSION OF OPERATIONS - NHP MANUFACTURING CORP.

On November 4, 1994, the Company entered into an agreement with Naturale Home Products, Inc. ("Naturale") whereby the Company was named the exclusive manufacturer through a to-be-established wholly-owned subsidiary of the Company for all products developed and marketed by Naturale, including the Thaw Master
(TM) thawing trays. The material terms of the agreement provided that the Company at its option could either continue the contract manufacturing currently in effect with an unaffiliated third party on a sub-contract basis, establish additional manufacturing facilities operated by the Company or sub-contract the manufacturing to other third parties. The agreement further provided that the Company would establish a wholly-owned subsidiary and capitalize such subsidiary with a minimum of $ 350,000 which such funds would be used to (i) undertake the manufacturing operations, (ii) provide an inventory of products and (iii) working capital. Pursuant to this agreement, the Company established NHP Manufacturing Corp., a Florida corporation ("NHP") which is wholly-owned subsidiary of the Company. At June 30, 1995, the Company had compiled with the terms of the contract. In connection with the above the Company issued 170,500 shares of Common Stock for consulting and professional fees.

ACQUISITION OF INDUSTRIAL FABRICATION & REPAIR, INC.

On May 22, 1995, the Company acquired 100 % of the issued and outstanding capital stock (the "IFR Stock") of Industrial Fabrication & Repair, Inc. ("IFR") from its sole shareholder who was a non-affiliated third party to the Company in a private transaction exempt from registration under applicable federal and state securities laws as well as being tax-free pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, in exchange for 125,925 shares of the Company's Common Stock. The Company granted such exchanging IFR shareholder a 24 month right of first refusal as to the IFR Stock in the event of a change of control of the Company (as defined in the Agreement) of if the Company should desire to transfer the IFR Stock or sell all or substantially all of IFR's assets.

IFR based in Knoxville, Tennessee, provides specialized contracting, machinery, tools and design work, and sells power transmission supplies. The principle followed in determining the amount of consideration paid by the Company was a multiple of book value of IFR, such book value having been adjusted to reflect the fair market value of readily identifiable tangible assets recorded in the books and records of IFR at April 30, 1995. In addition the Company acquired a building and property to house the expanded operations of IFR through the

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

assumption of debt and cash of approximately $ 850,000. In conjunction with the above IFR and real property acquisition the Company issued 183,300 shares of Common Stock for consulting and professional fees.
The IFR acquisition cost was recorded as follows:

                       Inventory            $  494,070
                       Equipment               478,678
                       Autos and trucks        136,169
                       Leasehold improvements   39,074
                       Other assets            315,208
                       Goodwill                323,145
                                            ----------
                                            $1,786,344
                                            ==========

                       Liabilities          $  669,869
                       Deferred taxes          235,000
                       Stock issued            881,475
                                            ----------
                                            $1,786,344
                                            ==========

ACQUISITION OF  AMERICAN INDUSTRIAL MANAGEMENT, INC.

In February 1996, the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc. ("AIM") in exchange for 17,500 shares of the Company's Common Stock.

AIM's results of operations subsequent to February 1996 are included in these financial statements. Pro forma results of operation are not presented as the amounts are insignificant.

EXPANSION OF OPERATIONS - PRODUCTS THAT PRODUCE

In October 1995, the Company formed Products That Produce, Inc. ("PTP") to expand into the consumer products industry. PTP business plan provides that it will assist inventors of fresh, innovative consumer products in getting those

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------


NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

products to market through the provision of a wide array of comprehensive services, including everything from package design, to manufacturing, to receivables financing.

EXPANSION OF OPERATIONS - MAINTENANCE REQUISITION ORDER CORP.

In June 1996, the Company formed Maintenance Requisition Order Corp. to serve as an authorized distributor for a full line of power transmission products and to expand its operating territory.

NOTE 5 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

The Company considers deposits in banks, certificates of deposit and highly liquid investments with an original maturity of three months or less as cash and cash equivalents for the purpose of the Statement of Cash Flows.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

Cash paid (received) for

                                        YEAR           YEAR        FIVE MONTHS
                                        ENDED          ENDED          ENDED
                                    JUNE 30, 1996  JUNE 30, 1995  JUNE 30, 1994
                                    -------------  -------------  -------------

Interest                              $  62,632      $     -        $       -
Income taxes                          $  18,500      $   38,997     $       -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 1996, the Company issued 157,500 shares of common stock in connection with the startup and acquisition of PTP and AIM, issued 80,000 shares of common stock in connection with the development and maintenance of a web site on the internet, issued 140,000 shares of common stock in connection with mine exploration, issued 132,466 shares of common stock in connection with advertising and legal fees, and issued 14,824 shares of common stock in connection with certain operating expenses in transactions not affecting cash flows. Total value of the stock issued was $ 2,344,823. In addition during the year ended June 30, 1996, a note payable of $ 936,770 was converted to 170,322 shares of common stock in a transaction not affecting cash.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------


NOTE 5 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES (CONTINUED)

During the year ended June 30, 1995, the Company issued 492,275 shares of common stock in connection with the start up and acquisition of NHP Manufacturing and IFR and in connection with the acquisition of land and building. The total value of the stock issued was $ 3,772,899.


NOTE 6 - LEASE OBLIGATIONS

CAPITAL LEASES

Future minimum lease payments under noncancelable capital leases having terms in excess of one year are as follows:

     Years ended June 30:
             1997                                        $  53,027
             1998                                           53,027
             1999                                           53,027
             2000                                           50,310
             2001                                            3,063
                                                         ---------

         Total future minimum lease payments               212,454

         Less amount representing interest                  45,213
                                                         ---------
         Present value of minimum lease payments           167,241

         Less current portion                               36,910
                                                         ---------
         Capital lease obligations, less current portion $ 130,331
                                                         =========

Included in fixed assets are the following assets under capital leases:

                                                          June 30,      June 30,
                                                            1996          1997
                                                            ----          ----

Machinery and equipment                                  $ 211,901     $211,901
Less accumulated depreciation                               16,853        1,000
                                                         ---------     --------

                                                         $ 195,048     $210,901
                                                         =========     ========

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------




NOTE 6 - LEASE OBLIGATIONS (CONTINUED)

OPERATING LEASES

The Company leases office and warehouse space under an operating lease that expires in fiscal 1998. Rental expense under this operating lease for the years ended June 30, 1996, 1995, the five month period ended June 30, 1994, and the year ended January 31, 1996, was approximately $ 44,808, $ 22,404, $ 0, and $ 0, respectively. In addition, the Company leases land used in mineral excavation under a operating lease that expires in June 2001 with a five year renewal option. The lease began on July 1, 1996, therefore, rental expense was $ 0 for the year ended June 30, 1996.

Approximate minimum future lease payments under these operating leases at June 30, 1996, are as follows:

         Years ended June 30:
                   1997                               $  74,808
                   1998                                  74,808
                   1999                                  30,000
                   2000                                  30,000
                   2001                                  30,000
                                                      ---------

                                                      $ 239,616
                                                      =========

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                    Year             Year
                                                    Ended            Ended
                                                June 30, 1996    June 30, 1995
                                                -------------    -------------

     Demand note payable to an individual,
     interest at 7.4 %, unsecured                  $  25,000         $  25,000

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT (CONTINUED)

                                                   Year             Year
                                                    Ended            Ended
                                                June 30, 1996    June 30, 1995
                                                -------------    -------------

     Demand note payable to an individual,
     interest at 6 %, principal payment
     of $ 20,000 due December 31, 1993.
     Accrued interest payments due June 30,
     1993 and December 31, 1993, unsecured.           12,000          20,000

     Notes payable to credit corporations,
     interest at 9.9 %, principal and interest
     of $ 860 due monthly through May 1999,
     secured by automobiles.                          23,000          10,304

     Notes payable to a bank, interest ranging
     from 7.75 % to 10 %, principal and interest
     of $ 2,249 due monthly through March 1999,
     secured by equipment.                           129,416         180,661

     Capital leases payable to two leasing
     companies, interest at 10 %, principal and
     interest of $ 4,419 due monthly through
     June 2000, secured by production equipment.     167,241         235,000

     First Mortgage payable to individuals,
     interest at 7.75 %, principal and interest
     of $ 5,400 due monthly through July 2002,
     secured by land and building.                   360,841         398,907

     Property  taxes  payable  under  agreement
     with the City and County for acquisition of
     land and building, payments of $ 6,336
     through June 1996, and $ 2,538 from July 1996
     to June 1997.                                    75,868         101,211
                                                   ---------       ---------

                                                     793,366         971,083

                 Less current portion                254,159         250,626
                                                   ---------       ---------

                                                   $ 539,207       $ 720,457
                                                   =========       =========

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------



NOTE 7 - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

      Year ending June 30,

            1997                                                254,159
            1998                                                147,631
            1999                                                131,422
            2000                                                106,717
            2001                                                 71,884
            Thereafter                                           81,553
                                                              ---------

                                                              $ 793,366
                                                              =========

NOTE 8 - RELATED PARTY TRANSACTIONS

As discussed in Note 4, NHP Manufacturing was established to provide exclusive manufacturing services for a consumer product to Naturale. As a result of the agreement with Naturale, the Company was granted a 15 % interest in Naturale. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. On May 30, 1996 the Company divested itself of such 15% interest in Naturale, a marketing company, but retained the exclusive manufacturing rights under the agreement with Naturale.

During the year ended June 30, 1995, NHP Manufacturing sold to Naturale approximately $ 1,175,000 of products and OPS provided approximately $ 182,000 of labor services, the total related party sales representing approximately 48 % of the Company's total sales. In addition to the above, the Company, pursuant to its contract with Naturale, provided working capital and accounts receivable financing for Naturale. Such advances were secured by a blanket security interest in all the assets of Naturale. At June 30, 1995, Naturale was indebted to the Company for the accounts receivable for approximately $855,000.

In conjunction with the manufacturing agreement with Naturale, the acquisition of Industrial Fabrication & Repair, Inc. and the acquisition of real property the Company issued 293,000 shares of common stock valued at $ 2,320,310 to

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

related parties associated with the Company's major stockholder and other related parties, as defined under FASB 57, for the year ended June 30, 1995, in payment of organization, start up and acquisition costs.

During the year ended June 30, 1994, the Company issued 190,000 shares of Common Stock to a related party, as defined under FASB 57, in payment of a $ 279,000 acquisition cost.

From time to time the Company has borrowed funds from Yucatan Holding Company, the Company's principal shareholder ("Yucatan"), for working capital purposes. On June 30, 1995 the Company issued Yucatan that certain promissory note in the principal amount of $936,770 (the "June Note"), bearing quarterly interest at the prime rate as published in the WALL STREET JOURNAL, the initial rate of interest being 8.75 %, which such note was due on June 30, 1997. Yucatan, at sole option, could convert all or a portion of the principal and accrued unpaid interest into shares of Common Stock of the Company at a conversion ratio to be established by the Holder and Maker at the time of conversion. On November 27, 1995 Yucatan converted the face value of the June Note into shares of the Company's Common Stock based upon a conversion ratio equal to the closing bid price of the Company's Common Stock as reported on the NASD OTC Bulletin Board on the date of conversion which was $5.50 per share. Accordingly, the Company issued Yucatan 170,322 shares of its Common Stock.

NOTE 9 - BUSINESS SEGMENTS

Workforce Systems Corp. is a diversified company with operations in three business segments: (1) staffing industry, (2) consumer products industry, (3) manufacturing industry. (See Note 1 - Nature of Operations.)

Results of operations of the Company's business segments are reported in the consolidated statement of income.

Identifiable assets, revenue, and operating earnings for each business segment are:

                                                     Identifiable Assets
                                                   1996              1995
                                                   ----              ----
            Staffing                          $   188,399       $   235,061
            Consumer Products                   3,755,510         1,059,862
            Manufacturing                       7,989,031         6,071,250
                                                ---------         ---------
                        Total                 $11,932,940       $ 7,366,173
                                               ==========        ==========

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------


NOTE 9 - BUSINESS SEGMENTS (CONTINUED)

                                                          Revenues
                                                   1996              1995
                                                   ----              ----
            Staffing                            $ 582,217        $1,286,786
            Consumer Products                     787,140         1,174,921
            Manufacturing                       2,451,323           363,323
                                                ---------         ---------
                        Total                  $3,820,680        $2,825,030
                                               ==========        ==========

                                                      Operating Profits
                                                   1996              1995
                                                   ----              ----
            Staffing                            $  46,780         $ 203,446
            Consumer Products                     255,210           418,639
            Manufacturing                         760,222            10,388
                                                ---------         ---------
                        Total                  $1,062,212         $ 632,473
                                               ==========         =========


NOTE 10 - EXTRAORDINARY ITEM

During calendar 1991, prior management of OPS failed to deposit payroll taxes on a timely basis. As a result, OPS incurred significant payroll tax penalty and interest. Current management negotiated a payment plan with the Internal Revenue Service to satisfy OPS's obligation at the rate of $ 2,500 weekly. As of the date of this report, OPS has paid the prior liability under this agreement.

APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, defines extraordinary items as events or transactions that meet both of the following criteria:

   a. UNUSUAL NATURE - the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (An event or transaction is not considered to be unusual merely because it is beyond the control of management.)

   b. INFREQUENCY OF OCCURRENCE - the underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------


NOTE 10 - EXTRAORDINARY ITEM (CONTINUED)

Due the circumstances surrounding this failure, current management believes the payroll tax interest and penalty should be treated as an extraordinary item. For the five months ended June 30, 1994, amounts paid were not material and therefore are not classified as such. The components of this item follows:

                                                 Five Months
                                                    Ended
                                                June 30, 1994

         Interest                               $   9,292
         Penalty                                   21,566
         Less tax benefit                          (3,965)
                                                ---------
                                                $  26,893
                                                =========

During the year ended June 30, 1995, OPS settled the tax liability with the Internal Revenue Service resulting in an adjustment of an overaccrual of $ 45,000 for payroll tax penalties. This adjustment is reflected in income as an extraordinary item.

NOTE 11 - INCOME TAXES

The Company provides deferred income tax assets and liabilities under FASB 109 for timing differences between book and taxable income. These differences are not considered material at June 30, 1996.

As previously discussed, the Company established a deferred income tax liability due to the acquisition of IFR in the amount of $ 235,000 for differences between the book and tax basis of the acquired assets. The current amount of deferred taxes was estimated by the Company at $ 58,750. The non current deferred amount was estimated at $ 176,250.

The tax provision for the years ended June 30, 1996, 1995, for the five months ended June 30, 1994 and the year ended January 31, 1994, was based on approximate state and federal statutory rates.

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
           as of and for the years ended June 30, 1996, June 30, 1995, the five month period ended June 30, 1994,
                       and the year ended January 31, 1994
--------------------------------------------------------------------------------

NOTE 12 - PREFERRED STOCK

The designations, rights and preferences of the Series A Preferred Stock provide that the shares (i) have full voting rights, share for share, with the then outstanding common stock of the Company as well as any other series of preferred stock then outstanding, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at par value of $ .001 per share, (iv) pay dividends at the sole discretion of the Company's Board of Directors, (v) are not transferable without the consent of the Company's Board of Directors and (vi) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest, and are junior in interest to the Series B $ 5.00 Cumulative Convertible Preferred Stock of the Company then outstanding.

The designations, rights and preferences of the Series B Preferred Stock provides that the holders thereof (i) shall receive annual dividends equal to $
 .43 per share, (ii) are entitled to full voting rights, share for share, with any then outstanding common stock as well as with any other class or series of stock of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's shareholders, (iii) are entitled to convert their shares of Preferred Stock into shares of the Company's restricted common stock at any time on a one for one basis and (iv) are redeemable at the option of the Company at $ 4.30 per share.

The designations, rights and preferences of the Series C Preferred Stock provide that the shares (i) have no voting rights, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at an amount equal to the prior year's annual dividend as previously set by action of the Company's Board of Directors, (iv) pay dividends at the sole discretion of the Company's Board of Directors, (v) are not transferable without the consent of the Company's Board of Directors and (vi) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest, and are junior in interest to the Series B $ 5.00 Cumulative Convertible Preferred Stock of the Company then outstanding. An annual dividend rate of $ 36,000 for the balance of calendar 1994 and for the calendar year of 1995 was set by the Board of Directors. For calendar year 1996 any dividends were to be declared and payable only upon the discretion of the Company's Board of Directors.

The designations, rights and preferences of the Series D Preferred Stock provide that the shares (i) have full voting rights, share for share, with the then outstanding Common Stock of the Company as well as any other series of preferred stock then outstanding, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at a price per share to be mutually agreed upon by the Company and the holder at the time of redemption, (iv) do not pay any dividends, and (v) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest.

NOTE 13 - LITIGATION

The Company is not a party to any litigation, however the Company's subsidiary, IFR, has been notified by the Trustee of a bankrupt customer of a possible $65,000 preference claim. IFR and the Company believes the claim is without merit and no provision has been made.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

      Name                          Age               Position
      ----                          ---               --------

Ella Boutwell Chesnutt              44          Director, President

Jayme Dorrough                      28          Director, Vice President and
                                                Secretary

      All officers of the Company will hold office until the next annual meeting of the Company. There are no arrangements or understanding between any such officer of the Company and any other person or persons pursuant to which such officer was or is to be selected as an officer of the Company.

      The following sets forth biographical information as to the business experience of each current Director and Executive Officer of the Company.

      ELLA BOUTWELL CHESNUTT. Mrs. Chesnutt has served as a director and President of the Company since June 14, 1994. She also serves as a director and President of Workforce Properties Corp. and a director of OIS, AIM, IFR, NHP, MRO and PTP. Mrs. Chesnutt is also an officer and director of Yucatan Holding Company, the Company's principal shareholder. Mrs. Chesnutt, who is not an employee of the Company and has other business interests outside of the Company, devotes as much time to the affairs of the Company as she deems necessary. Mrs. Chesnutt joined Marine Sports, Inc., a public company, in October 1991 as Director of Legal Affairs and Secretary. Thereafter she served as Director of Legal Affairs (from May 1992 until March 1993) and Vice President of Corporate Administration (March 1993 until November 1993) of Aspen Marine Group, Inc., a public company and the parent company of Marine Sports, Inc. Mrs. Chesnutt was a paralegal experienced in corporate and securities law with emphasis in public and private offerings. From March 1987 until October 1991 Mrs. Chesnutt was employed by Atlas, Pearlman & Trop., P.A., Fort Lauderdale, Florida and from March 1983 until March 1987 she was employed by Broad & Cassel, Miami, Florida. Mrs. Chesnutt received a B.S. in Business Administration from the University of South Florida.

      JAYME DORROUGH. Mrs. Dorrough has served as a director and Secretary of the Company since June 14, 1994 and Vice President since July 5, 1994. Mrs. Dorrough also serves as a director and President of Prime and OIS, and director of Workforce Properties Corp., AIM, IFR, MRO and PTP. Mrs. Dorrough is also an officer and director of Yucatan Holding Company, a principal shareholder of the Company. Mrs. Dorrough, who is not an employee of the Company and has other business interests outside of the Company, devotes as much time to the affairs of the Company as she deems necessary. From August 1987 until October 1989, Mrs. Dorrough was employed by Baker, Worthington, Crossley, Stansberry & Woolf, Knoxville, Tennessee as an administrative assistant.

Key Employees and Consultants
-----------------------------

      The Company is a diverse holding company with operations in the areas of manufacturing and industrial fabrication, employee staffing and consumer products. While not executive officers of the Company, the following officers of and consultants to the Company's subsidiaries make significant contributions to the business of the Company.

      MANUFACTURING DIVISION

      LESTER GANN. Mr. Gann, 52, is President and a director of IFR. He has also served as a director of MRO since its formation in June 1996 and a director of NHP since June 1995. Mr. Gann founded IFR in 1979 and has served as its President and a director continuously since the date of formation. Mr. Gann has 33 years experience in tool and machinery design and power transmission equipment and has received extensive training from various manufacturers and distributors of the foregoing equipment. Mr. Gann is responsible for all day to day operations of the Manufacturing Division.

      STAFFING DIVISION

      ROBERT LOVELACE. Mr. Lovelace, 50, is President and a director of AIM, serving in such position since its formation in April 1995. Mr. Lovelace is responsible for day to day operations. From June 1992 until founding AIM in 1995 Mr. Lovelace was employed as a regional sales manager for Borg Wagner for Wells Fargo Guard Service, Burns Guard Service and Borg Wagner Facility Staffing. From

January 1990 until May 1992 Mr. Lovelace was regional Vice President for Sears Security Systems residential alarm systems. During his career, Mr. Lovelace has completed in excess of 20 schools within the Dale Carnegie & Associates organization covering training and supervisory management in attitude, communication, human relations, memory training, leadership, public speaking and business management.

      CONSUMER PRODUCTS DIVISION

      WILLIAM P. HEATH, III. Mr. Heath, 63, has been President, a director and 20% shareholder of PTP since its formation. Mr. Heath is responsible for overseeing the sales force at PTP, as well as personally servicing accounts with certain key national retail chains. Mr. Heath is also a principal and founder of International Marketing Associates, Inc., a twenty-one year old manufacturer's representative sales organization based in Fort Lauderdale, Florida which specializes in sales of consumer products to mass merchandisers, home and office superstores and drug and grocery store chains. During its 21 years of operations, IMA has developed ongoing relationships with mass merchandisers including Wal- Mart, K-Mart, Target and Meijer, drug chains such as Walgreen, Eckerd, and CVS, supermarkets including Kroger, Publix, Winn Dixie and Albertsons, warehouse clubs including Price/Costco, and home and office superstores including Comp USA, Circuit City, Best Buy, Incredible Universe, Office Depot, Staples, Home Depot, Toys R Us, Builder's Square, Blockbuster and Pet Stuff. In addition, IMA has sold merchandise through a variety of mail order and electronic retailers including QVC, HSN, Q2, Damark and USA Direct. Management of the Company believes, although there can be no assurances, that Mr. Heath's extensive experience and ability to immediately bring products to top level buyers at those stores will be an asset to PTP.

      BARRY A. ROTHMAN. Mr. Rothman, 41, is a consultant to the Company and has served as Director of Marketing for both the Company and PTP since April 1996. Mr. Rothman has overall operational responsibilities at PTP. From February 1992 until April 1996 Mr. Rothman served as Senior Vice President, Director of Corporate Communications, of Greenstone Roberts Advertising, Inc. From June 1989 until February 1992 Mr. Rothman was a principal and President of Profile Communications, Inc., a full service marketing communications firm which was merged into Greenstone Roberts Advertising in 1992. Mr. Rothman received a B.A. in Political Science from Union College in 1977.

      There is no family relationship between any of the officers, key employees, consultants and directors.

      The Company does not presently maintain audit, compensation or nominating committees of the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000. Directors of the Company do not receive compensation for serving in such capacity.
                                                      Long - Term
                        Annual Compensation           Compensation Awards
                        -------------------           -------------------

                                                      Options
Name and                               Other Annual   Number of   All Other
Principal Position  Year  Salary Bonus Compensation   Shares      Compensation
------------------  ----  -------------------------   ------      ------------

Ella Chesnutt       1994     0     0          0          0              0
President,          1995     0     0          0          0             (2)
Director and        1996     0     0          0          0              0
Chief Executive
Officer

Jayme Dorrough      1994     0     0          0          0              0
Vice President      1995     0     0          0          0             (2)
and Director        1996     0     0          0          0              0

------------------------

      (1) Mrs. Chesnutt and Mrs. Dorrough, who are not employees of the Company, began serving as officers and directors of the Company on June 14, 1994.

      (2) On March 21, 1995 Mrs. Chesnutt and Mrs. Dorrough were each awarded 48,500 shares of Common Stock for services rendered by them in connection with the Naturale Agreement. The fair market value on the date of issuance was $ 6.57 per share resulting in aggregate value to each of Mrs. Chesnutt and Mrs. Dorrough of $318,645.

Employment Agreements
---------------------

      As set forth below, certain of the Company's subsidiaries are parties to employment agreements with key employees of those subsidiaries.

      In May 1995 at the time of the acquisition of IFR, IFR entered into a three year employment agreement with Lester Gann providing for an annual base salary of $96,000 with the ability to receive performance based bonuses at the discretion of the Board of Directors. As of the date hereof, no such performance bonuses have been awarded. Mr. Gann is also entitled to participate in all benefit programs of IFR as may be made available to other salaried employees. Mr. Gann's employment agreement contains customary provisions providing for confidentiality as well as a 12 month non-compete following the termination of the agreement.

      In conjunction with the acquisition of AIM in March 1996, each of Messrs. Lovelace and Debuty each signed three year employment agreements with AIM. Such agreements provide for an annual base compensation of $66,000 each and provide for certain additional compensation in the form of an aggregate of the issuance of each of 27,272 shares of the Company's Common Stock which have been registered under the Act. Such stock is issued in 24 equal monthly installments providing each of Messrs. Lovelace and Debuty are still employed by AIM. Their employment agreements also contain customary provisions providing for confidentiality as well as a 12 month non-compete following the termination of the agreements. In September 1996 AIM gave Mr. Debuty 60 day prior written notice of AIM's election to terminate his employment agreement. Upon such termination, Mr. Debuty will no longer be entitled to receive any compensation.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of the date hereof there are 2,493,934 shares of Common Stock issued and outstanding, 30 shares of Series A Preferred Stock issued and outstanding and 1,000,000 shares of Series D Preferred Stock, all of which are voting securities of the Company. The 30,000 shares of Series C Preferred Stock which are issued and outstanding do not have voting rights. The following table sets forth, as of the close of business on September 30, 1996, (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of any class of each the Company's voting securities and
(b) the number of shares of each class of voting securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

Series A Preferred Stock
------------------------

      Name and                Amount of               Percentage
      Address of              Beneficial              of
      of Beneficial Owner     Ownership of Stock      Class
      -------------------     ------------------      -----

      Outside Industrial      30                      100%
      Services, Inc. (1)
      269 Cusick Road
      Suite C-2
      Alcoa, TN  37701

      All Officers and
      Directors as a
      Group (two persons)     none                    n/a

Series D Preferred Stock
------------------------

      Name and                Amount of               Percentage
      Address of              Beneficial              of
      of Beneficial Owner     Ownership of Stock      Class
      -------------------     ------------------      -----

      Yucatan Holding         1,000,000               100%
      Company (2)
      269 Cusick Road
      Suite C-2
      Alcoa, TN  37701

      All Officers and
      Directors as a
      Group (two persons)(2)  1,000,000               100%

Common Stock
------------

      Name and                Amount of               Percentage
      Address of              Beneficial              of
      of Beneficial Owner     Ownership of Stock      Class (4)
      -------------------     ------------------      ---------

      Yucatan Holding         938,522                 37.6%
      Company (2)
      269 Cusick Road
      Suite C-2
      Alcoa, TN  37701

      Ella Boutwell Chesnutt  (2)                     (2)
      269 Cusick Road
      Suite C-2
      Alcoa, TN  37701

      Name and                Amount of               Percentage
      Address of              Beneficial              of
      of Beneficial Owner     Ownership of Stock      Class (4)
      -------------------     ------------------      ---------

      Jayme Dorrough          (2)                     (2)
      269 Cusick Road
      Suite C-2
      Alcoa, TN  37701

      Lester E. Gann(3)       125,925                  8.3%
      3007 West Industrial
      Parkway
      Knoxville, TN  37921

      Cede & Co.              744,888                 30.0%
      Post Office Box 28
      New York, NY 10004

      Philadep & Co.          144,636                  5.8%
      1900 Market Street
      Philadelphia, PA 19103

      All Officers and
      Directors as a
      Group (two persons)(2)  938,522                 37.6%

-------------------------

      (1) Outside Industrial Services, Inc. is a subsidiary of the Company and Mrs. Chesnutt and Mrs. Dorrough serve as the directors of OIS.

      (2) Mrs. Chesnutt and Mrs. Dorrough are the officers and directors of Yucatan Holding Company.

      (3)   Mr. Gann is President of IFR.

      (4)   Gives effect to the possible  exercise of the Laidlaw Warrants.  See
Item 1. Description of Business - Engagement of Investment Banking Firm.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Effective June 30, 1994 the Company acquired all of the issued and outstanding capital stock of Prime from Yucatan. Mrs. Chesnutt and Mrs. Dorrough are the officers and directors of Yucatan and Mrs. Dorrough was the sole shareholder of Prime.

      On June 30, 1994 a company owned by Mrs. Dorrough issued OIS a demand promissory note in the principal amount of $65,000 bearing interest at 6% per annum, evidencing certain advances which had been made against management fees payable by OIS to such company. During the fiscal year ended June 30, 1995 such note was paid in full.

      On March 21, 1995 Mrs. Chesnutt and Mrs. Dorrough were each awarded 48,500 shares of Common Stock for services rendered by them in connection with the Naturale Agreement. The fair market value on the date of issuance was $ 6.57 per share resulting in aggregate value to each of Mrs. Chesnutt and Mrs. Dorrough of $318,645.

      From time to time, the Company has borrowed funds from Yucatan Holding Company, the Company's principal shareholder ("Yucatan"), for working capital purposes. Pursuant to the terms of certain promissory note in the principal amount of $936,770 dated June 30, 1995 issued by the Company to Yucatan (the "June Note"), Yucatan, in its sole discretion, could convert all or a portion of the principal and accrued unpaid interest pursuant to the June Note into shares of the Company's Common Stock based upon a conversion ratio to be determined by the parties at the time of conversion. Subsequent to June 30, 1995, Yucatan advanced the Company additional funds for working capital and on September 30, 1995 the principal amount due Yucatan by the Company was $1,210,446.

      On November 27, 1995, Yucatan converted the face value of the June Note into shares of the Company's Common Stock based upon conversion ratio equal to the closing bid price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion which was $5.50 per share. Accordingly, the Company issued Yucatan 170,322 shares of its restricted Common Stock. The Company remained indebted, on an unsecured basis to Yucatan for advances made subsequent to June 30, 1995 in the amount of $273,676. Subsequent to November 27, 1995 such amount has been repaid to Yucatan by the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

      (a)   Exhibits
            --------

Exhibit No.                               Description
-----------                               -----------

2.1 Stock Purchase Agreement dated June 14, 1994 by and between F. W. Miller, Wildflower Financial Corp. and Yucatan Holding Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 1994

2.2 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp., Yucatan Holding Company and Prime Florida, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.3 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp. and a certain shareholder of Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.4 Agreement dated November 30, 1994 by and between Workforce Systems Corp. and Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

2.5 Agreement dated May 22, 1995 by and between Workforce Systems Corp. and Lester E. Gann, the Sole Shareholder of Industrial Fabrication & Repair, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on May 23, 1995

3.1 Articles of Incorporation are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993

3.2 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series B $5.00 Cumulative Convertible Preferred Stock are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 1994

3.3 Articles of Amendment to the Articles of Incorporation changing the corporation name are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

3.4 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series A and Series C Preferred Stock are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

3.5 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series D Preferred Stock

3.6 By-Laws of the Company are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993.

10.1 Licensing Agreement dated May 31, 1996 by and between Ginsburg Enterprises Incorporated and Products That Produce, Inc.

10.2 Agreement dated July 22, 1996 by and between Laidlaw Equities, Inc. and Workforce Systems Corp.

16.1                    Letter  from   Richard  H.  Harris  &  Associates,  P.A.
                        regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.2 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

21                      Subsidiaries of the Registrant

22 Information regarding the name change of the Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

27                      Financial Data Schedule (Electronic filing only)

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Workforce Systems Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WORKFORCE SYSTEMS CORP.

                                    By: /s/ Ella Boutwell Chesnutt
                                       ---------------------------
                                          Ella Boutwell Chesnutt,
                                          President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                Date
---------                           -----                ----


/s/ Ella Boutwell Chesnutt          President,           October 9, 1996
--------------------------          Director
Ella Boutwell Chesnutt


/s/ Jayme Dorrough                  Vice President,      October 9, 1996
--------------------------          Secretary, Director
Jayme Dorrough

                                    EXHIBITS
                                    --------

Exhibit No.                               Description
-----------                               -----------

2.1 Stock Purchase Agreement dated June 14, 1994 by and between F. W. Miller, Wildflower Financial Corp. and Yucatan Holding Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 1994

2.2 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp., Yucatan Holding Company and Prime Florida, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.3 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp. and a certain shareholder of Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.4 Agreement dated November 30, 1994 by and between Workforce Systems Corp. and Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

2.5 Agreement dated May 22, 1995 by and between Workforce Systems Corp. and Lester E. Gann, the Sole Shareholder of Industrial Fabrication & Repair, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on May 23, 1995

3.1 Articles of Incorporation are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993

3.2 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series B $5.00 Cumulative Convertible Preferred Stock are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 1994

3.3 Articles of Amendment to the Articles of Incorporation changing the corporation name are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

3.4 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series A and Series C Preferred Stock are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

3.5 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series D Preferred Stock

3.6 By-Laws of the Company are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993.

10.1 Licensing Agreement dated May 31, 1996 by and between Ginsburg Enterprises Incorporated and Products That Produce, Inc.

10.2                    Agreement  dated   July 22, 1996 by and  between Laidlaw
                        Equities, Inc. and Workforce Systems Corp.

16.1                    Letter   from  Richard  H.  Harris  &  Associates,  P.A.
                        regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.2 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

21                      Subsidiaries of the Registrant

22 Information regarding the name change of the Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

27                      Financial Data Schedule (Electronic filing only)