Form 10QSB
period 1996-09-30
WORKFORCE SYSTEMS CORP /FL/
filed 1996-11-19
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                      OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______  to _______

      Commission file number 33-53250-A

                             Workforce Systems Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                        --------------------------------
                        (IRS Employer Identification No.)

                   269 Cusick Road, Suite C-2, Alcoa, TN 37701
                   -------------------------------------------
                    (Address of principal executive offices)

                                  615-681-6034
                           ---------------------------
                           (Issuer's telephone number)

                                 not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No( ).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 13, 1996 the registrant had issued and outstanding 2,493,934 shares of common stock.

     Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

INDEX TO FINANCIAL STATEMENTS
                                                                   Page Number
                                                                   -----------

Consolidated Balance Sheets at September 30, 1996 (Unaudited)
and June 30, 1996 (Audited)                                                  2

Consolidated Statements of Operations for the three months ended
September 30, 1996 (Unaudited) and 1995 (Unaudited)                          4

Consolidated Statements of Cash Flows for the three months ended
September 30, 1996 (Unaudited) and 1995 (Unaudited)                          5

Consolidated Statements of Stockholders' Equity for the three month
period ended September 30, 1996 (Unaudited)                                  6

Notes to the Unaudited Consolidated Financial Statements                     7

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                   September 30,     June 30,
                                                       1996            1996
                                                   ------------    ------------
                                                  (unaudited)

ASSETS

CURRENT ASSETS
    Cash                                           $    201,069    $    938,487
    Receivables:
      Trade accounts receivables, no allowance
        necessary                                       649,829         633,188
     Inventory                                        1,758,823       1,412,896
    Prepaid expenses                                    674,226         711,510
    Deferred income tax assets                          115,000         115,670
                                                   ------------    ------------

          Total Current Assets                        3,398,947       3,811,751

PROPERTY, PLANT AND EQUIPMENT
    Land                                                156,503         156,503
    Building and improvements                         1,381,460       1,380,422
    Machinery and equipment                           1,697,035       1,525,921
    Mineral exploration                                 679,484         700,000
    Autos and trucks                                    181,003         146,428
    Accumulated depreciation                           (160,356)       (132,856)
                                                   ------------    ------------

          Total Property, Plant and Equipment         3,935,129       3,776,418


OTHER ASSETS

    Intangibles, net of accumulated amortization
      of $249,648 and $209,658, respectively          4,546,240       4,344,771

                                                   $ 11,880,316    $ 11,932,940
                                                   ============    ============

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                     September 30,     June 30,
                                                          1996          1996
                                                      -----------   -----------
                                                       (unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts Payable                                  $   338,356   $   390,895
    Accrued expenses                                       72,371       113,437
    Accrued federal & state income taxes                  325,000       253,261
    Deferred income tax liability                         326,780       326,780
    Current portion of long term debt                     275,000       254,159
                                                      -----------   -----------

          Total Current Liabilities                     1,337,507     1,338,532

NON CURRENT DEFERRED INCOME TAXES                         297,475       342,473

LONG TERM DEBT, less current portion                      491,668       539,207

RELATED PARTY NOTE PAYABLE                                   --         132,667

STOCKHOLDER'S EQUITY
    Preferred stock, $.001 par value, 2,000,000
     shares authorized,
         30 shares of Series A issued and outstanding
         30,000 shares of Series C issued and
           and outstanding
         1,000,000 shares of Series D issued
          and outstanding                                   1,100         1,100
    Common stock, $.001 par value, 10,000,000 shares
     authorized, 2,420,836 shares issued                    2,421         2,421
     and outstanding
    Paid in capital                                     8,568,941     8,568,941
    Retained earnings                                   1,181,204     1,007,599
                                                      -----------   -----------

          Total Stockholders' Equity                    9,753,666     9,580,061
                                                      -----------   -----------

                                                      $11,880,316   $11,932,940
                                                      ===========   ===========

                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                              For the three
                                                               months ended
                                                               September 30,
                                                         -----------------------
                                                             1996        1995
                                                         ----------   ----------
                                                         (unaudited) (unaudited)

Revenues earned                                          $1,157,371   $1,104,439

Cost of revenues earned                                     673,797      618,372
                                                         ----------   ----------

         Gross Profit                                       483,574      486,067

Selling, general and administrative expenses                222,469      231,724
                                                         ----------   ----------

         Income from operations                             261,105      254,343

Income tax provision                                         87,500       90,000
                                                         ----------   ----------

         Net Income                                      $  173,605   $  164,343
                                                         ==========   ==========

Earnings per common and common equivalent share:

         Net income before payment of dividends          $  173,605   $  164,343
          Dividends paid                                          0       19,317
                                                         ----------   ----------
         Net income available to common shareholders     $  173,605   $  145,026
                                                         ==========   ==========

Earnings Per Share:
         Net Income                                      $      .07   $      .10
         Average weighted shares outstanding              2,410,836    1,503,724

                                              WORKFORCE SYSTEMS CORP.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   for the three months ended September 30, 1996
                                                    (unaudited)


                                   Preferred stock   Common stock
                                   $.001 par value   $.001 par value
                                   2,000,000 shares  10,000,000 shares
                                   authorized        authorized
                                   1,030,030         2,420,836         Additional               Total
                                   shares issued     shares issued     Paid-In      Retained    Stockholders'
                                   and outstanding   and outstanding   Capital      Earnings    Equity
                                   ---------------   ---------------   -------      --------    ------
Balance, June 30, 1996               $    1,100        $    2,421      $8,568,941   $1,007,599  $9,580,061

Net income for the three months
  ended September 30, 1996                 --                --              --        173,605     173,605
                                     ----------        ----------      ----------   ----------  ----------

Balance, September 30, 1996          $    1,100        $    2,421      $8,568,941   $1,181,204  $9,753,666
                                     ==========        ==========      ==========   ==========  ==========


                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the three    For the three
                                                                    months ended     months ended
                                                                    September 30,    September 30,
                                                                         1996             1995
                                                                     ---------         ---------
                                                                     (unaudited)      (unaudited)
OPERATING ACTIVITIES:
         Net income                                                  $ 173,605         $ 164,343
         Adjustments to reconcile net income to
           net cash provided by operating activities:
             Amortization and depreciation                              67,500            67,511
         Changes in operating assets and liabilities:
             (Increase) in receivables                                 (16,641)          (49,031)
             (Increase) decrease in prepaid expense                     37,284             8,979
             (Increase) in inventory                                  (345,927)         (146,885)
             Decrease in deferred income tax asset                         670              --
             (Decrease) in accounts payable                            (52,539)          (30,279)
             Increase (decrease) in accrued federal & state taxes       71,739           (13,274)
             Increase (decrease) in miscellaneous liabilities          (41,066)          (72,079)
             Increase in current portion of long term debt              20,841              --
                                                                     ---------         ---------
         Net Cash Provided (Used) by Operating Activities              (84,534)          (70,715)

INVESTING ACTIVITIES:
           (Increase) in start-up costs                               (201,469)             --
           (Increase) in property, plant and equipment                (226,211)         (184,934)
                                                                     ---------         ---------
         Net Cash Provided (Used) by Investing Activities             (427,680)         (184,934)

FINANCING ACTIVITIES:
           (Decrease) in long term debt                                (47,539)          (19,229)
           (Decrease) in non-current deferred income taxes             (44,998)             --
           Dividends paid                                                 --             (19,317)
           Increase (Decrease)  in related party note payable         (132,667)          273,676
                                                                     ---------         ---------
         Net Cash Provided (Used) by Financing Activities             (225,204)          235,130
                                                                     ---------         ---------

 Net (Decrease) in Cash and Cash Equivalents                          (737,418)          (20,519)

 Cash and Cash Equivalents, Beginning of Period                        938,487            91,652
                                                                     ---------         ---------

  Cash and Cash Equivalents, End of Period                           $ 201,069         $  71,133
                                                                     =========         =========


                             WORKFORCE SYSTEMS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1996


Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996 as filed with the Securities and Exchange Commission.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Results of Operations

      Workforce Systems Corp. (the "Company") is a diversified company with operations in three business segments: (1) manufacturing and industrial fabrication, (2) staffing; and (3) consumer products. The following table sets forth the percentage of revenues contributed to the total revenues reported by the Company for each of the three months ended September 30, 1996 and 1995:

                                          Three Months Ended September 30,
                                               1996               1995
                                           -----------        -----------
                                          (unaudited)        (unaudited)

Manufacturing and Industrial
      Fabrication                                68%               56%
Staffing                                         19%               17%
Consumer Products                                13%               27%
                                                ----              ----
                                                100%              100%

      The foregoing results are consistent with those disclosed in prior periods and reflect both an increase in revenues at the manufacturing and industrial fabrication division as a result of the expansion of that division through additional product lines and opening of the new Dalton, Georgia location as well as the decrease in revenues at the consumer products division which results from the maturity of one product (the ThawMaster family of thawing trays) and the infancy in the life span of that division's newest product, Mr. Food's AlloFresh, for which introduction at the retail level was commenced in the first quarter of Fiscal 1997. For the balance of Fiscal 1997 management of the Company believes the manufacturing and industrial fabrication division as well as the staffing division will continue to increase revenues based upon their current plans of operations. Further, management of the Company believes, although there can be no assurances, that as the retail roll-out of Mr. Food's AlloFresh continues to progress, the consumer products division will continue to increase its revenues as well.

Liquidity and Capital Resources

      The decrease in working capital at September 30, 1996 versus June 30, 1996 is primarily the result of the additional costs incurred by the consumer products division with respect to its newest product, Mr. Food's AlloFresh, as well as the acquisition of additional property, plant and equipment by the manufacturing division. In order to pursue the Company's plan of operations for the balance of Fiscal 1997, it will be necessary for the Company to raise additional working capital. In this vein, and as previously disclosed, in July 1996 the Company engaged Laidlaw Equities, Inc., an NASD member firm, to serve as its investment banker. It is presently anticipated that management will seek to raise additional capital through a public offering of its securities during Fiscal 1997. There are no assurances, however, that management will definitively determine to proceed with such offering or that the Company will be successful in concluding such an offering. In such event, the continued growth of the Company would be limited to the internal availability of working capital. The Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibit 27 - Financial Data Schedule (Electronic filing only).

            (b)   None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Workforce Systems Corp,
                                           a Florida corporation

Date: November 19, 1996                   By: /s/ Ella Boutwell Chesnutt
                                              --------------------------
                                              Ella Boutwell Chesnutt,
                                              President