Form 10KSB/A
period 1996-06-30
WORKFORCE SYSTEMS CORP /FL/
filed 1997-01-16
CIK 893771

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB/A
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

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


      Acquisition of Prime Florida and OIS
      ------------------------------------

      Pursuant to its intended business purpose to make acquisitions or enter into other business endeavors, on June 14, 1994 Mr. F. W. Miller, the Company's principal shareholder, President and Chairman, sold an aggregate of 18,200 shares of the Company's restricted Common Stock owned by him, representing approximately 55% of the Company's then issued and outstanding stock, in a private transaction exempt from registration under the Act to Yucatan Holding Company, a Florida corporation ("Yucatan"), for $60,000 (the "Purchase Price"). Payment of the Purchase Price was tendered in the form of $5,000 cash at closing together with a $55,000 principal amount installment promissory note due in full on or before December 31, 1994. Concurrent with the purchase of the stock by Yucatan, the Company's then current officers and directors resigned and the Company's current officers and directors were elected.


      Effective June 30, 1994 the Company acquired 51.9% of the issued and outstanding stock of Outside Industrial Services, Inc., a Tennessee corporation doing business as Outside Plant Services ("OIS") for 70,000 shares of the Company's Series B $5.00 Cumulative Convertible Preferred Stock ("Series B Preferred") from an unaffiliated third-party in a private transaction exempt from registration under the Act. The designations, rights and preferences of the Preferred Stock provided that the holder thereof (a) should receive annual dividends equal to $.43 per share, (b) was entitled to full voting rights, share for share, with any then outstanding Common Stock as well as with any other class or series of stock of the Company having general voting power with the

Common Stock concerning any matter being voted upon by the Company's shareholders, (c) was entitled to convert such shares into shares of the Company's restricted Common Stock at any time on a one for one basis and (d) was redeemable at the option of the Company at $4.30 per share. On May 30, 1996 the holder of the Series B Preferred converted such shares into 70,000 shares of the Company's Common Stock. See "Selling Security Holders."

      Also effective June 30, 1994 the Company acquired all of the issued and outstanding stock of Prime Florida, Inc., a Florida corporation ("Prime") from Yucatan, which was an affiliate of the Company, for 750,000 shares of the
Company's restricted Common Stock in a private transaction exempt from registration under the Act. Prime's sole assets included its rights under the Management Services Agreement with OIS which entitled Prime to all the cash flow from OIS, together with a 7.4% interest in OIS.

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

      The foregoing acquisitions of OIS and Prime were consummated by the Company in accordance with its previously stated business purposes to make acquisitions or enter into other business endeavors. The determination of the amount of consideration paid by the Company in the acquisitions of OIS and Prime was made by management of the Company based upon its analysis of industry comparables including, but not limited to, price/earnings ratios and multiples of book value for similar companies discounted for the then reliance on primary contracts. Specifically, management of the Company, based upon an average derived from historical and then current pre-tax net income and cash flow adjusted for non-recurring items of OIS, used a multiple of 20 (comparable to other industry criteria) and discounted such approximately 65% due to OIS' then current economic dependance upon its primary contractual relationship.

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


      In addition to the revenue to be generated through the manufacturing and sale by the Company of the products to Naturale, the Company is entitled to a royalty of $.30 to $.50 per unit in perpetuity on all products sold by Naturale. The Company was also granted a 15% equity interest in Naturale on a fully diluted basis. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. On May 30, 1996 the Company divested itself of such 15% interest in Naturale, a marketing company, but retained the exclusive manufacturing rights under the Naturale Agreement. The Company determined such 15% interest was immaterial to the Company's financial statements and operations and further conflicted with the establishment of PTP to market the Company's products. The Company granted Naturale the option of acquiring the manufacturing operations at a price equal to the investment in the subsidiary, as well as the option to acquire the rights to the royalty at a price to be negotiated by the parties in the future. Following the execution of the Naturale Agreement, in 1994 the Company formed NHP Manufacturing Corp., a Florida corporation ("NHP"), a wholly-owned subsidiary of the Company, pursuant to the terms of the Naturale Agreement. Subsequent to the acquisition of IFR (as described below), NHP, even though it is a subsidiary of the Company, by virtue of the nature of its operations has been overseen by IFR even though NHP falls within the Company's consumer products division.


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

      Acquisition and Expansion of Industrial Fabrication & Repair
      ------------------------------------------------------------

      On May 22, 1995 the Company acquired 100% of the issued and outstanding capital stock of Industrial Fabrication & Repair, Inc. ("IFR") from Lester E. Gann ("Gann") in exchange for 125,925 shares of the Company's restricted Common Stock (the "IFR Agreement") in a private transactions exempt from registration under applicable federal and state securities laws as well as being tax-free pursuant to Section 368 of the Internal Revenue Code. The Company granted Mr. Gann a 24 month right of first refusal as to the IFR stock purchased by the Company in the event of a change of control of the Company (as that term is defined in the Agreement) or if the Company should desire to transfer the IFR stock to an unaffiliated third party or to sell all or substantially all of IFR's assets. IFR, a Tennessee corporation based in Knoxville, Tennessee, provides machining, welding, speciality design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities. Concurrent with such acquisition, Mr. Gann executed a three year employment agreement with IFR providing for an annual base salary of $96,000 with performance bonuses at the discretion of the Board of Directors. See "Management." See Item 9.

      In June 1995 the Company purchased a 35,000 square foot manufacturing facility in Knoxville, Tennessee from an unaffiliated third party to serve as the new headquarters for IFR. See "Properties." below.

      In July 1996 IFR expanded its scope of business though the formation of Maintenance Requisition Order Corp., a Florida corporation ("MRO") which is a wholly-owned subsidiary of IFR. MRO, based in Dalton, Georgia, is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, which are commonly used in industrial manufacturing and operating facilities. MRO further diversifies IFR's business base insomuch as historically IFR had been a fabricator and maintenance provider without the additional competitive advantage of being an authorized factory distributor for many of the components used in its business. While there can be no assurances, management of IFR believes first year revenues from MRO could be $1 million based upon management's analysis of the potential market for MRO's product lines.


      Formation of Consumer Products Division
      ---------------------------------------


      In October 1995 following the initial success of NHP, the Company formed a consumer products division and incorporated Products That Produce, Inc., a Florida corporation ("PTP") which is owned 80% by the Company and 20% by William
P. Heath, III, a then unaffiliated third party who initially served as its president. Since November 1996 Mr. Heath has had no operational role within PTP.


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

      Acquisition of American Industrial Management, Inc.
      ---------------------------------------------------

      In February 1996 the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc., a Tennessee corporation ("AIM") from Messrs. Robert Lovelace, David Debuty and Jones Leasing, Inc., its shareholders, in a private transaction exempt from registration under applicable federal and state securities laws in exchange for 17,500 shares of the Company's restricted common stock. The acquisition price paid for AIM of approximately $87,500 value in restricted stock was calculated by management in an amount equal to approximately one-half of the previously annualized revenues of AIM. AIM, founded in 1995 and based in Knoxville, Tennessee, provides industrial personnel for light manufacturing and assembly line operations to businesses located in the East Tennessee area. Messrs. Lovelace and Debuty remained operating officers of AIM following the closing of the transaction pursuant to three year employment agreements. In September 1996 AIM gave Mr. Debuty 60 days notice of its intention to terminate his employment agreement.

      As additional incentive to build the business of AIM, the Company granted Mr. Lovelace certain incentives. Specifically, in the event the financial statements of AIM, as prepared in accordance with generally accepted accounting principles applied on a consistent basis reflect a certain pre-determined average gross profit per month for the immediately preceding three month period (based upon fiscal quarters for the fiscal year ending June 30) as hereinafter set forth, and Mr. Lovelace is then an employee of AIM, Mr. Lovelace is entitled to earn additional shares of the Company's restricted common stock. Specifically, at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $50,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of 50,000 shares of the Company's restricted common stock; and at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $70,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of an additional 100,000 shares of the Company's restricted common stock; and at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $90,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of an additional 122,500 shares of the Company's restricted common stock. See "Management." See Item 9.


DIVISIONAL OVERVIEW


      As a result of the foregoing, the Company presently has three operating divisions. The following chart sets forth the current corporate structure:

                                     PARENT
                                     ------
                            WORKFORCE SYSTEMS CORP.
                    ----------------------------------------
                    |                    |                 |
                STAFFING            CONSUMER               |
                DIVISION            PRODUCTS         MANUFACTURING
                --------            --------         -------------
                |      |            |      |               |
               AIM    OIS          PTP    NHP             IFR
                                                           |
                                                          MRO
                                        6

      Following is a detailed discussion of each of the Company's divisions.

Manufacturing Division
----------------------

      The Manufacturing Division of the Company is comprised of Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary Maintenance Requisition Order Corp. ("MRO").

      IFR, a Tennessee corporation formed in 1979 and based in Knoxville, Tennessee, provides machining, welding, speciality design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities. IFR maintains clients within the 150 mile radius of Knoxville, Tennessee including Coca-Cola Co., Pepsico, Kimberly-Clark Corp., American Limestone, Florida Steel Corp., Vulcan Materials Co., Dixie Cement, Blue Diamond Coal and Southeast Ecology Group, a division of Westinghouse. For the year ended June 30, 1996, IFR accounted for approximately 66% of the Company's revenues on a consolidated basis. No single client accounts for more than 10% of IFR's annual revenues.


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


      In July 1996 IFR expanded its scope of business though the formation of MRO, a Florida corporation, which is a wholly-owned subsidiary of IFR. MRO, based in Dalton, Georgia, is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, including lines from Falk, Goodman Material Handling Components, Nachi, Leeson Electric, Rainbow Chain, Douglas Manufacturing and Superior Idlers together with a variety of other chain, bearing and idler distributors handling components which are commonly used in industrial manufacturing and operating facilities. As discussed below under "Competition", management of the Company believes the addition of MRO has the potential (although there can be no assurances) to significantly increase IFR's competitive advantage in the marketplace. While there can be no assurances, management of IFR believes first year revenues from MRO could be $1 million based upon management's analysis of the potential market for MRO's product lines.

      The Company has also contracted with third parties to develop and maintain an Internet web site for both IFR and MRO. This web site, which is under development and anticipated to be fully operational during the third quarter of Fiscal 1997, will contain information regarding the custom design capabilities of IFR together with a comprehensive inventory of new and rebuilt power transmission components. The material terms of the agreement requires the developer to provide the Company with a custom, turn key site developed to the Company's specifications, as well as full maintenance of the sites until such time as the Company in its sole discretion begins to derive profits from the operation of the site. Management of the Company believes, although there can be no assurances, that based upon the success of Industry.Net, which according to its literature brings together more than 200,000 buyers and 4,500 sellers of industrial products, many of which are similar to those products and services to be offered by IFR and MRO, this online site will be an expanded venue for the manufacturing division and will link IFR and MRO with its existing customer base as well as expanding its sales opportunities throughout the United States as well as internationally.

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

Staffing Division
-----------------


      The staffing division is comprised of two entities, Outside Industrial Services, Inc. ("OIS"), a Tennessee corporation founded in 1982, and American Industrial Management, Inc. ("AIM"), a Tennessee corporation founded in 1995. For the year ended June 30, 1996, the staffing division accounted for approximately 16% of the Company's revenues on a consolidated basis.

      The staffing division does not offer traditional "temporary" services such has providing several employees on an intermittent, as needed basis. The staffing division's niche market is to provide specialized labor services on a contract basis to businesses in the light industrial and light manufacturing areas, augmenting the client's base of permanent employees. The staffing division supplies personnel with a wide variety of manufacturing skills to perform skilled and unskilled tasks including assembly line, janitorial, transportation and maintenance.

      The staffing division recruits employees on an as needed basis to fulfill its existing contracts. Such contracts typically provide for a 30 day termination by either party. As of the date hereof, AIM as three clients which account for 36%, 22% and 14% of its current, revenues, respectively, and OIS has one client which accounts for 100% of its revenues. The loss of one or more of such clients could have a material adverse impact upon AIM's operations until replacement clients are secured, of which there can be no assurance.


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

Consumer Products Division
--------------------------


      As discussed above, following the execution of the Naturale Agreement in November 1994, the Company undertook the establishment of a contract manufacturing division for a consumer product through a then wholly-owned subsidiary, NHP, a Florida corporation formed in 1994. NHP's current operations are presently limited to the manufacture of the ThawMaster(TM) family of thawing trays. It is not presently anticipated that NHP's operations will expand beyond their current base, and, accordingly, NHP is dependant upon its contract with Naturale. For the year ended June 30, 1996 NHP (exclusive from PTP) accounted for approximately 18% of the Company's revenues on a consolidated basis. The loss or reduction of such revenues could have a material adverse affect upon the Company until such time as the consumer products division is able to successfully complete its expansion through PTP.

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

      In October 1995 the Company formed Products That Produce, Inc., a Florida corporation ("PTP") which is owned 80% by the Company and 20% by William P. Heath, III. Mr. Heath initially served at PTP's president. In November 1996 Mr. Heath's operational involvement with PTP ceased but continues to be a shareholder. PTP's mission is to identify and market new consumer products that are both innovative and moderately priced. PTP business plan provides that it will assist inventors of fresh, innovative consumer products in getting those products to market through the provision of a wide array of comprehensive services, including everything from package design, to manufacturing (either directly or on an exclusive sub-contract basis) to receivables financing. While there are numerous larger companies and conglomerates which operate in essentially the same fashion, the Company believes, although there can be no assurances, that PTP, by virtue of its size and flexibility, will be able to attract inventors of unique and innovative products and close transactions with these inventors at greater speed than these larger companies while providing more attractive packages to the inventors.

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

      Pursuant to the Company's prospecting, acquisition of mineral rights and coordination of the necessary geophysical analysis of the minerals, the Company has executed a five year exclusive lease, which is renewable at the option of the Company for an additional five year term, with an unaffiliated third party which permits the Company to excavate whatever quantities of the minerals as it deems necessary for an annual base fee of $30,000 for the first 1,000 tons. Management of the Company has determined to renew the lease for the additional five year term pursuant to its terms. Such amount is payable in advance at the beginning of each year of the term of the lease and no portion is refundable in the event at least 1,000 tons are not excavated during the subject year. Thereafter, the Company pays a fee of $30 per ton. Based upon its inspection of the property, including visits by independent geologists retained by the Company, management of the Company believes there are sufficient quantities of the minerals readily available to meet whatever consumer demand may develop for either Mr. Food's AlloFresh or any variation of the product which the Company may market in the future.


      Mr. Food's AlloFresh, which is not subject to any special government approval or regulation, was introduced in late June 1996 through a five week direct response television campaign. The introduction of Mr. Food's AlloFresh into the retail market place through sales to mass merchandises, grocery and drug store chains commenced in August 1996. Based upon the initial sales to date of this product, management of the Company believes, although there can be no assurances, that a significant market demand exists for Mr. Food's AlloFresh. Based upon information from Information Resources Inc. of Chicago, Illinois, Arm & Hammer baking soda generates approximately $60 million in revenues last year. Such revenues do not include sales of other private label baking soda lines or the home and pet deodorizing lines of baking soda based products.

      As Mr. Food's AlloFresh not only removes moisture and odor the same as baking soda, because Mr. Food's AlloFresh also extends the life of foods by absorbing the gases naturally emitted by foods as they decay, management of the Company believes, although there can be no assurances, that Mr. Food's AlloFresh can over time significantly penetrate the market because of its value-added properties. Although there can be no assurances, management of PTP believes that Mr. Food's AlloFresh has a first year sales potential of at least $10 million.

      Management of PTP believes that discussions between sales representative and several national and regional food, drug and mass merchandise chains could lead to significant order for Mr. Food's AlloFresh. Management's belief is based upon oral statements and negotiations between the independent sales representatives and representatives of the chains. While initially projected for the second quarter of Fiscal 1997, management currently projects PTP will begin to receive such orders during the third fiscal quarter. There can be no assurances, however, that management is correct.

      Mr. Food's AlloFresh is being marketed to retailers through the engagement by PTP of 23 independent food brokers across the United States. These independent contractors are entitled to commissions of 7% of the sales price, which such amounts are generally payable by PTP within 15 days following the month in which PTP receives payment from the retailer. The independent food brokers are responsible for any expenses they incur in connection with their sales of Mr. Food's AlloFresh. The agreements between the independent sales representatives and PTP may be terminated by 30 days prior written notice by either party. In the event PTP should determine to terminate one or more of such independent sales representative, management of the Company does not believe it would experience any difficulties in engaging replacement food brokers.

      The Company has also contracted with third parties to develop and maintain an Internet web sites for the consumer products division. These web sites, which are under development and anticipated to be fully operational during the third quarter of Fiscal 1997, will offer a variety of products for the home in an interactive shopping mall format. Browsers will be able to purchase directly on line by either e-mail or by faxing or calling an 800 number. The site will also permit online credit card orders using all major credit cards and the net site will be equipped with a secure transaction server utilizing RSA technology to enable commerce and secure transactions on the network. This multi protocol security method is currently implemented to provide secure versions of NNTP
(news) and HTTP.SSL has been adopted by major Internet vendors, financial institutions and certification authorities. The material terms of the agreement requires the developer to provide the Company with a custom, turn key site developed to the Company's specifications, as well as full maintenance of the sites until such time as the Company in its sole discretion begins to derive profits from the operation of the site. There can be no assurances that this home page will initially or ultimately be successful; however, management of the Company believes that eventually shopping online will be as common and successful as catalog shopping and electronic retailing is today.

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

      Employees
      ---------

      As of the date hereof, PTP has approximately four full time employees in addition to the 23 independent contractors hereinbefore described. PTP considers its employee relations to be good.

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

      The Company has executed a five year exclusive lease, which is renewable at the option of the Company for an additional five year term, with an unaffiliated third party which permits the Company to excavate whatever quantities of the minerals which are the component of Mr. Food's AlloFresh as it deems necessary for an annual base fee of $30,000 for the first 1,000 tons. Management of the Company has determined to renew the lease for an additional five year term pursuant to its terms. Such amount is payable in advance at the beginning of each year of the term of the lease and no portion is refundable in the event at least 1,000 tons are not excavated during the subject year. Thereafter, the Company pays a fee of $30 per ton.


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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

FISCAL YEAR ENDED

Results of Operations
---------------------

      The Company is a diversified holding company with three operating divisions. Results for the year ended June 30, 1996 ("Fiscal 1996") reflect a changes in the dominate revenue base within the Company's consolidated operations from the year ended June 30, 1995 ("Fiscal 1995"). This shift is the result of the combination of several factors which effect each of the Company's divisions and attendant results of operations therefrom. Included in such factors during Fiscal 1996 are, among others, (i) revenues from the Manufacturing Division for an entire 12 month period versus two months in Fiscal 1995 (as a result of the acquisition of IFR in May 1995), (ii) the start-up of PTP in October 1995 and (iii) the acquisition of AIM in February 1996.

      Consolidated revenues for Fiscal 1996 increased approximately 35% from Fiscal 1995. Gross profit in Fiscal 1996 increased approximately 12% from Fiscal 1995 as a result of internalization of certain manufacturing related to the Naturale Agreement following the acquisition of IFR. Selling, general and administrative expenses ("SG&A") increased approximately 162% during Fiscal 1996 from Fiscal 1995 as a result of a full year of operations by IFR and five months of operations of AIM following the acquisitions of these companies in May 1995 and February 1996, respectively. Income from operations increased 57% in Fiscal 1996 from Fiscal 1995. Following you will find a separate discussion regarding the results of operations for each of the Manufacturing Division, Staffing Division and Consumer Products Division. For a discussion of the operations of each of the division, please see "Business - Divisional Overview."

Manufacturing Division

      For Fiscal 1996 the Manufacturing Division represented approximately 66% of the revenues of the Company on a consolidated basis versus approximately 13% for Fiscal 1995. The increase in the percentage of revenues contributed by the Manufacturing Division reflects both revenue from this division for the entire fiscal year versus two months in Fiscal 1995 (as a result of the May 1995 acquisition of IFR) and an increase in the division's scope of core business.

      The Manufacturing Division reported gross profit as a percentage of revenues of approximately 48% for Fiscal 1996 versus approximately 40% for Fiscal 1995. Management of the Company attributes the higher margins to diversification of IFR's core business following the acquisition by the Company in May 1995 to provide more revenue base in higher margin, custom fabrication and CNC projects. Income from operations as a percentage of revenues from the Manufacturing Division represented an increase of approximately 27% in Fiscal 1996 from Fiscal 1995 as a result of both higher margins and the recognition of revenues for an entire 12 month period versus two months in Fiscal 1995. Management of the Company anticipates the Manufacturing Division will be able to maintain is current margins as the business increases. The Manufacturing Division is not subject either to customer or product reliance or life cycles thereof.

Staffing Division

      For Fiscal 1996 the Staffing Division represented approximately 16% of the revenues of the Company on a consolidated basis versus approximately 45% for Fiscal 1995. The decrease in the percentage attributable to total revenues for the Company on a consolidated basis reflects both revenues from the Manufacturing Division for twelve months during Fiscal 1996 versus two months during Fiscal 1995 as a result of the acquisition of IFR in May 1995 as well as a decrease in revenues within that division. On a stand alone basis, revenues for the Staffing Division decreased approximately 55 % in Fiscal 1996 from Fiscal 1995.

      In February 1996 the Company acquired AIM (see "Business - Overview Acquisition of American Industrial Management, Inc."), a small start-up staffing company specializing in staffing for light industrial and light manufacturing. Prior to such acquisition, the Staffing Division was comprised solely of OIS. As previously disclosed, since January 1995 OIS had been experiencing a decline in revenues under a contract OIS' had held with A.E. Staley & Co. since 1982 as a result of restructuring at such client. During Fiscal 1996 the Staley contract was OIS' sole source or revenues. In Fiscal 1996 OIS experienced a decline of approximately 66% in the revenues it received from such client from revenues reported in Fiscal 1995. Such decline adversely effected the results of operations of the Staffing Division during Fiscal 1996. The acquisition of AIM, whose operating officers management believed possessed a strong sales background, was consummated in part to reduce the Staffing Division's dependence upon a sole client. As of the date hereof, the revenues from AIM have replaced the revenues lost by OIS' and, accordingly, currently the Staffing Division's revenues approximate the revenues reported by OIS in Fiscal 1995. OIS is now operated as a division of AIM. As of the date hereof, AIM has three clients which account for approximately 70% of its revenues on a consolidated basis. While management of the Staffing Division is actively seeking to broaden the revenue source for the division, the loss of one or more of these clients on whom the Staffing Division currently has reliance could have an adverse impact on the results of operations for the Staffing Division until the ongoing diversification of revenue base is completed. Management of the Staffing
Division currently anticipates such diversification will be complete during Fiscal 1998.

      The Staffing Division reported gross profit as a percentage of revenues of 34% for Fiscal 1996 versus 24% for Fiscal 1995. While the gross profit is higher in Fiscal 1996, management of the Staffing Division does not believe this increase in percentage gross profit is indicative of any specific trend other than a general focus on securing higher margin accounts. Selling, general & administrative expenses ("SG&A") increased approximately 91% in Fiscal 1996 from

Fiscal 1995 as a result of the acquisition of AIM. Such costs are stabilized during Fiscal 1997. Income from operations as a percentage of revenues from the Staffing Division represented an decrease of approximately 8% in Fiscal 1996 from Fiscal 1995. Such decrease is attributable to higher SG&A.

Consumer Products Division

      The Consumer Products Division represented approximately 18% of the revenues on a consolidated basis in Fiscal 1996 versus approximately 42% in Fiscal 1995. The decrease in the percentage attributable to total revenues for the Company on a consolidated basis reflects revenues from the Manufacturing Division for twelve months during Fiscal 1996 versus two months during Fiscal 1995 as a result of the acquisition of IFR in May 1995 as well as the maturity of the ThawMaster family of products in the consumer marketplace. On a stand alone basis, revenues from the Consumer Products Division were approximately 33% less in Fiscal 1996 than Fiscal 1995. While there are no assurances that sales of the ThawMaster family of products will return to previous levels, management of Naturale, the marketing company, recently has expanded the distribution of the ThawMaster family of products into new market areas and offered more aggressive pricing structure to retailers in an effort to expand sales. The changes in retail pricing structure have no impact on the Company's margins under the Naturale Agreement. Further, management of the Company believes that through the formation of PTP and the introduction of Mr. Food's AlloFresh (see below), that revenues of this division will return to historic levels prior to the end of Fiscal 1997.

      As described under "Business - Overview - Expansion Into Contract Manufacturing," the Company through a wholly-owned subsidiary, NHP, is the exclusive manufacturer of the ThawMaster family of products for Naturale, the marketer of the products. Pursuant to the terms of the Naturale Agreement, the Company initially owned a 15% interest in Naturale. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. On May 30, 1996 the Company divested itself of such 15% interest in Naturale, a marketing company, but retained the exclusive manufacturing rights under the Naturale Agreement. The Company determined such 15% interest was immaterial to the Company's financial statements and operations and further conflicted with the establishment of PTP to market the Company's products. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. As set forth in Note 8 on page F-26 sales to Naturale by NHP represented approximately

42% of the Company's revenues on a consolidated basis for Fiscal 1995. Related parties accounts receivable (designated as same solely on the basis of the then minority interest) at June 30, 1995 represent amounts due from Naturale. Such amounts were paid in full in cash during Fiscal 1996 pursuant to the terms of the receivable.

      During late June 1996, following the formation of PTP, the Company introduced its newest consumer product, Mr. Food's AlloFresh. See Item 1. Description of Business - Divisional Overview - Consumer Products Division. During the first quarter of Fiscal 1997 the Company undertook a five week direct response campaign over nationwide cable to introduce Mr. Food's AlloFresh. The introduction of Mr. Food's AlloFresh into the retail market place through sales to mass merchandisers, grocery and drug store chains commenced in August 1996. Based upon the initial sales to date of this product, management of the Company believes, although there can be no assurances, that a significant market demand exists for Mr. Food's AlloFresh. Based upon information from Information Resources Inc. of Chicago, Illinois, Arm & Hammer baking soda generates approximately $60 million in revenues last year. Such revenues do not include sales of other private label baking soda lines or the home and pet deodorizing lines of baking soda based products. As Mr. Food's AlloFresh not only removes moisture and odor the same as baking soda, because Mr. Food's AlloFresh also extends the life of foods by absorbing the gases naturally emitted by foods as they decay, management of the Company believes, although there can be no assurances, that Mr. Food's AlloFresh can penetrate the market because of its value-added properties. Although there can be no assurances, management of the Consumer Products Division believes that Mr. Food's AlloFresh has a first year sales potential of at least $10 million.

      The gross profit as a percentage of revenues in the Consumer Products Division decreased approximately 2 % versus the comparable period in Fiscal 1995. SG&A increased approximately 115% in Fiscal 1996 versus Fiscal 1995 as a result of one full year of operation following the execution of the Naturale Agreement in November 1995 and the attendant ramp up of operations as well as planned expansion in this division through the formation of PTP. Income from operations as a percentage of revenues decreased approximately 4% points as a result of increased SG&A.

Liquidity and Capital Resources

      The Company's liquidity has continued to improve since June 30, 1995. At June 30, 1996 the Company had working capital of approximately $2,473,218 an increase of approximately 284% from June 30, 1995. Such increase was attributable in part to a private placement of the Company's Common Stock in April 1996 to two institutional investors and two accredited investors resulting in proceeds to the Company of approximately $1 million. While the Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for Fiscal 1997 it will be necessary for the Company to raise additional working capital. It is presently anticipated that management will seek to raise additional capital through a public or private offering of its securities during Fiscal 1997. There are no assurances, however, that management will definitively determine to proceed with such offering or that the Company will be successful in concluding such an offering. In such event, the continued growth of the Company would be limited to the internal availability of working capital. The Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.



ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements are contained in pages F-1 through F-24 as follows.

                             WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended June 30, 1996 and June 30, 1995


























Lyle H. Cooper
Certified Public Accountant

--------------------------------------------------------------------------------
                            WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
               for the years ended June 30, 1996 and June 30, 1995

--------------------------------------------------------------------------------



CONTENTS

                                                                    Page No.
                                                                    --------

ACCOUNTANT'S REPORT                                                    F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       F-4
     Consolidated Statements of Income and Retained Earnings           F-6
     Consolidated Statements of Stockholders' Equity                   F-7
     Consolidated Statements of Cash Flows                             F-8
     Notes to Financial Statements                                  F-9 - F-24

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



October 12, 1996



Lyle H. Cooper
Certified Public Accountant

-----------------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                              June 30,           June 30,
                                                                  1996               1995
                                                                  ----               ----
ASSETS

CURRENT ASSETS
     Cash                                                    $    938,487    $     91,652
     Receivables:
         Trade accounts receivable, no allowance necessary        633,188         197,438
         Related party trade accounts receivable                     --           855,432
         Related party advances and note receivable                  --            15,915
         Interest                                                    --             1,625
     Inventory                                                  1,412,896         769,283
     Prepaid expenses                                             711,510          45,855
     Deferred income tax assets                                   115,670          15,670
                                                             ------------    ------------

              Total Current Assets                              3,811,751       1,992,870

PROPERTY, PLANT AND EQUIPMENT
     Land                                                         156,503         150,000
     Building and improvements                                  1,380,422         756,942
     Machinery and equipment                                    1,525,921       1,007,073
     Mineral exploration                                          700,000            --
     Autos and trucks                                             146,428         136,169
     Accumulated depreciation                                    (132,856)        (22,766)
                                                             ------------    ------------

              Total Property, Plant and Equipment               3,776,418       2,027,418

OTHER ASSETS
     Intangibles, net of accumulated amortization
       of $ 209,658 and $ 40,346, respectively                  4,344,771       3,345,885
                                                             ------------    ------------


                                                             $ 11,932,940    $  7,366,173
                                                             ============    ============

                                                                      June 30,      June 30,
                                                                        1996          1995
                                                                        ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   390,895   $   437,342
     Accrued expenses                                                   113,437       121,511
     Accrued federal & state income taxes                               326,780       243,669
     Deferred income tax liability                                      253,261        70,150
     Current portion of long term debt                                  254,159       250,626
                                                                    -----------   -----------


              Total Current Liabilities                               1,338,532     1,123,298

NON CURRENT DEFERRED INCOME TAXES                                       342,473       176,250

LONG TERM DEBT, less current portion                                    539,207       720,457

RELATED PARTY NOTE PAYABLE                                              132,667       936,770

STOCKHOLDERS' EQUITY
     Series A Preferred stock, $ .001 par value, 30 shares
         authorized, 30 shares issued and outstanding                      --            --
     Series B Preferred stock, $ .001 par value, 70,000 shares
         authorized, 0 and 70,000 shares issued and outstanding            --              70
     Series C Preferred stock, $ .001 par value, 30,000 shares
         authorized, 30,000 shares issued and outstanding                    30            30
     Series D Preferred stock, $ .001 par value, 1,000,000 shares
         authorized, shares issued and outstanding                        1,000          --
     Common stock, $ .001 par value, 10,000,000 shares
         authorized, 2,420,836 and 1,503,724 shares issued
         and outstanding                                                  2,421         1,504
     Paid in capital                                                  8,569,011     4,075,155
     Retained earnings (deficit)                                      1,007,599       332,639
                                                                    -----------   -----------

              Total Stockholders' Equity                              9,580,061     4,409,398
                                                                    -----------   -----------

                                                                    $11,932,940   $ 7,366,173
                                                                    ===========   ===========


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                     For the year   For the year
                                                         ended          ended
                                                    June 30, 1996  June 30, 1995
                                                    -------------  -------------

Revenues earned, net of returns
     and allowances                                    $3,820,680     $2,825,030

Cost of revenues earned                                 2,145,593      1,913,317
                                                       ----------     ----------

         Gross profit                                   1,675,087        911,713

Selling, general and administrative expense               612,875        234,240
                                                       ----------     ----------

         Income from operations                         1,062,212        677,473

Income tax provision                                      332,445        239,400
                                                       ----------     ----------

         Net income                                    $  729,767     $  438,073
                                                       ==========     ==========

Earnings per common and common
  equivalent share

     Net income                                        $  729,767     $  438,073
     Less:  Dividends paid                                 54,807         79,383
     Net income available to common
       shareholders                                    $  674,960     $  358,690
                                                       ==========     ==========

     Net income                                        $      .40     $      .33

Weighted average shares outstanding                     1,686,131      1,086,939






The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------------------------------------------------------


                                             Preferred stock     Common stock
                                             $.001 par value    .001 par value,
                                            2,000,000 shares    10,000,000 shares
                                               authorized         authorized
                                                1,100,030          2,420,836          Additional                       Total
                                              shares issued      shares issued          Paid-In        Retained    Stockholders'
                                             and outstanding    and outstanding         Capital        Earnings       Equity
                                             ---------------    ---------------         -------        --------       ------
Balance June 30, 1994                           $    70          $   1,011          $    352,749     $  (26,051)  $    327,779

Issuance of 30 shares of Series A Preferred
  and 30,000 shares of Series C Preferred            30                  -                     -              -             30

Issuance of 492,285 shares of common stock            -                493             3,722,406                     3,722,899

Dividends paid                                        -                  -                              (79,383)       (79,383

Net income for the year ended
June 30, 1995                                         -                  -                     -        438,073        438,073
                                                -------          ---------          ------------     ----------   ------------

Balance June 30, 1995                           $   100          $   1,504          $  4,075,155     $  332,639   $  4,409,398

Issuance of 1,000,000 shares of preferred
  stock Series D                                  1,000                  -                     -              -          1,000

Issuance of 132,466 shares of common  stock                            132               674,868                       675,000

Issuance of 80,000 shares of common  stock                              80               399,920                       400,000

Issuance of 281,000 shares of common  stock                            281             1,404,719                     1,405,000

Issuance of 17,500 shares of common stock                               17                68,046                        68,063

Issuance of 170,322 shares of common  stock                            170               936,600                       936,770

Issuance of 222,000 shares of common stock                             222               935,528                       935,750

Issuance of 14,824 shares of common stock                               15                74,105                        74,120

Conversion of Series B Preferred                    (70)                                      70                             -

Dividends paid                                        -                  -                     -        (54,807)       (54,807)

Net income for the year ended
June 30, 1996                                         -                  -                     -        729,767        729,767
                                                -------          ---------          ------------     ----------   ------------

Balance June 30, 1996                           $ 1,030          $   2,421          $  8,569,011     $1,007,599   $  9,580,061
                                                =======          =========          ============     ==========   ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                    For the year    For the year
                                                        ended           ended
                                                    June 30, 1996  June 30, 1995
                                                    -------------  -------------
OPERATING ACTIVITIES:
     Net income                                      $   729,767    $   438,073
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Amortization                                    169,311         40,000
         Depreciation                                    111,131         12,000
         Gain on sale of fixed asset                        (701)          --
         Increase (decrease) in deferred income tax      332,445         58,750
         (Increase) decrease in:
           Trade account receivable                     (435,750)      (175,389)
           Related party trade account receivable        871,347       (855,432)
           Inventory                                    (643,613)      (615,025)
           Other current assets                          (34,030)       (45,120)
         Increase (decrease) in:
           Accounts payable                              (46,447)       415,291
           Accrued expenses                               (8,074)       198,031
                                                     -----------    -----------

Net Cash Provided (Used) by Operating Activities       1,045,386       (528,821)

INVESTING ACTIVITIES:
     Related party                                          --           49,085
     Proceeds from sale of fixed assets                   12,159           --
     Purchase of property and equipment                 (771,589)    (1,268,428)
     Acquisition costs                                  (395,135)          --
                                                     -----------    -----------

Net Cash Used by Investing Activities                 (1,154,565)    (1,219,343)

FINANCING ACTIVITIES:
     Proceeds from related party loans                   132,668        936,770
     Payments on long term debt                         (204,213)          --
     Proceeds from long term debt                         26,496        971,083
     Proceeds from sale of common stock                1,055,870           --
     Dividends paid                                      (54,807)       (79,383)
                                                     -----------    -----------

Net Cash Provided (Used) by Financing Activities         956,014      1,828,470
                                                     -----------    -----------

(Decrease) Increase in Cash and Cash Equivalents         846,835         80,306

Cash and Cash Equivalents, Beginning of Period            91,652         11,346
                                                     -----------    -----------

Cash and Cash Equivalents, End of Period             $   938,487    $    91,652
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-8

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

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

     CONSUMER PRODUCTS - Through its subsidiary Products that Produce, Inc. ("PTP") located in South Florida, the Company is responsible for marketing Mr. Food's AlloFresh and specializes in identifying, developing and marketing innovative new consumer products. Through its subsidiary NHP Manufacturing Corp. ("NHPM"), located in Tennessee, the Company is responsible for the manufacturing of Thawmaster thawing trays and other consumer products.

     MANUFACTURING - Through its subsidiaries Industrial Fabrication and Repair, Inc. ("IFR") and Maintenance Requisition Order Corp. ("MRO") all located in the Southeastern United States, the Company provides specialized fabrication, machining and design of maintenance and production equipment. In addition, the Company serves as an authorized distributor for a full line of power transmission products.

PRINCIPLES OF CONSOLIDATION

The Consolidated  Financial  Statements  include the accounts of the Company and
all  majority-owned   subsidiaries.   All  material   transactions  between  the
consolidated companies are eliminated.

INVENTORIES

Inventories are stated at the lower of cost or market. As part of the purchase price allocation on the acquisition of IFR the inventory carrying value was increased by $ 154,258 during the year ended June 30, 1995. Approximately $ 50,000 was charged to cost of goods sold during the year ended June 30, 1996.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories were as follows at June 30, 1996:

                   Staffing       Consumer         Manufacturing        Total
                                  Products

Finished goods       $ 0          $ 251,454         $   938,942     $ 1,190,396
Work in process        0             32,500              65,000          97,500
Materials              0             30,000              95,000         125,000
                   --------       ---------         -----------     -----------

                     $ 0          $ 313,954         $ 1,098,942     $ 1,412,896
                   ========       =========         ===========     ===========

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

Depreciation expense for the years ended June 30, 1996, and 1995, was $ 111,131, and $ 12,000, respectively.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Included in the cost of the building at June 30, 1996 is approximately $ 500,000 in cash payments for materials and labor directly related to getting the building ready for its intended use. No overhead was charged to the cost of the building for the year ended June 30, 1995.

During the year ended June 30, 1996, the Company successfully completed the prospecting, property leasing, geophysical analysis, excavation and processing of minerals for use in a variety of consumer and commercial applications. The $ 700,000 in mineral costs were paid pursuant to the issuance of 140,000 shares of common stock. The first application was unrolled and sales commenced in the first quarter or fiscal 1997. The Company has entered into a 10 year lease involving the land upon which the mineral is located.

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

MINERAL EXPLORATION AND DEVELOPMENT

It is the Company's policy to capitalize mineral exploration and development costs only after successful prospecting, acquisition of mineral rights and the geophysical analysis are complete and an economically recoverable mineral reserve is established. The associated costs are depreciated over the estimated useful life of the mineral reserve.

INTANGIBLES, ACQUISITION AND STARTUP COSTS

Intangibles at June 30, 1996 and 1995 consisted of the following:

                                             Year                 Year
                                            Ended                Ended
                                        June 30, 1996        June 30, 1995
                                        -------------        -------------

Goodwill                                $   1,405,629        $   1,405,629
Acquisition Costs                           2,057,492            1,980,602
Startup Costs                               1,091,308                  -
                                        -------------        -------------

                                            4,554,429            3,386,231
Less Accumulated Amortization                 209,658               40,346
                                        -------------        -------------

                                        $   4,344,771        $   3,345,885
                                        =============        =============

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The unamortized excess cost is being amortized by the straight-line method over 20 years. Amortization expense was $ 70,281, and $ 5,000, for the years ended June 30, 1996, and 1995, respectively.

Acquisition cost represents the value of stock issued in payment for the external acquisition costs incurred in the acquisitions of OPS, NHPM, and IFR and is being amortized by the straight-line method over 20 years. Amortization expense was $ 99,030, $ 35,346 for the years ended June 30, 1996 and 1995, respectively

Startup cost represents pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's consumer products division, PTP, and is being amortized by the straight-line method over two years. No amortization has been taken on the startup for the year ended June 30, 1996, as such products were not introduced until the first quarter of fiscal 1997.

Startup and pre-operating costs included the following at June 30, 1996:

              Direct startup and operating costs            $   382,154
              Direct development costs                          709,154
                                                            -----------

                                                            $ 1,091,308
                                                            ===========

INCOME TAXES

In connection with the acquisition of IFR as previously discussed, the Company established total deferred income taxes of $ 235,000 to provide for the difference in book value and tax basis resulting from recording IFR assets at fair market value. In addition, the Company computed its tax liability based on approximate state and federal statutory rates in accordance with FASB 109. Other deferred tax assets and liabilities are recorded to provide for timing differences.

REVENUE RECOGNITION

Revenue from product sales in the consumer products division and in the manufacturing division is recognized at the time of shipment. Revenue in the staffing division is recognized when the related payroll costs are incurred.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - ACQUISITIONS AND EXPANSIONS

EXPANSION OF OPERATIONS - NHP MANUFACTURING CORP.

On November 4, 1994, the Company entered into an agreement with Naturale Home Products, Inc. ("Naturale") whereby the Company was named the exclusive manufacturer through a to-be-established wholly-owned subsidiary of the Company for all products developed and marketed by Naturale, including the Thaw Master
(TM) thawing trays. The material terms of the agreement provided that the Company at its option could either continue the contract manufacturing currently in effect with an unaffiliated third party on a sub-contract basis, establish additional manufacturing facilities operated by the Company or sub-contract the manufacturing to other third parties. The agreement further provided that the Company would establish a wholly-owned subsidiary and capitalize such subsidiary with a minimum of $ 350,000 which such funds would be used to (i) undertake the manufacturing operations, (ii) provide an inventory of products and (iii) working capital. Pursuant to this agreement, the Company established NHP Manufacturing Corp., a Florida corporation ("NHP") which is wholly-owned subsidiary of the Company. At June 30, 1995, the Company had compiled with the terms of the contract. In connection with the above the Company issued 170,500 shares of Common Stock.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)



The transaction was recorded as follows:

              Contract rights                                         $1,120,185
                                                                      ==========

              Stock issued                                            $1,120,185
                                                                      ==========

Pro  forma  results  of  operations   are  not   applicable  as  no  royalty  or
manufacturing contract existed prior to the transaction.

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

IFR based in Knoxville, Tennessee, provides specialized contracting, machinery, tools and design work, and sells power transmission supplies. The principle followed in determining the amount of consideration paid by the Company was a multiple of book value of IFR, such book value having been adjusted to reflect the fair market value of readily identifiable tangible assets recorded in the books and records of IFR at April 30, 1995. In addition the Company acquired a building and property to house the expanded operations of IFR through the assumption of debt and cash of approximately $ 850,000. In conjunction with the above IFR and real property acquisition the Company issued 183,300 shares of Common Stock in conjunction with finders fees, consulting and professional fees directly associated with the acquisition of the new facility and the acquisition of IFR.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

The IFR and Building transaction was recorded as follows:

                         Inventory                            $    494,070
                         Equipment                                 478,678
                         Autos and trucks                          136,169
                         Leasehold improvements                     39,074
                         Land and building                         906,942
                         Other assets                              315,208
                         Goodwill & acquisition costs            1,855,751
                                                              ------------
                                                              $  4,225,892
                                                              ============

                         Liabilities                          $    669,869
                         Deferred taxes                            235,000
                         Stock issued                            3,321,023
                                                              ------------
                                                              $  4,225,892
                                                              ============

The transaction was accounted for as a purchase. The purchase price assigned to the net assets acquired were based on the fair value of such assets and liabilities on the transaction date.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on June 30, 1994:
                                                                  Year
                                                                  Ended
                                                              June 30, 1995
                                                              -------------

              Revenue                                        $ 5,069,916
              Net Earnings                                     $ 357,106
              Earnings per share                                    $.26

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

ACQUISITION OF  AMERICAN INDUSTRIAL MANAGEMENT, INC.

In February 1996, the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc. ("AIM") in exchange for 17,500 shares of the Company's Common Stock.

The AIM transaction was recorded as follows:

              Cash acquired                      $  20,124
              Receivables assumed                   42,279
              Equipment                              3,066
              Goodwill & acquisition costs          76,890
                                                 ---------

                                                 $ 142,359
                                                 =========

              Liabilities                        $  74,333
              Stock                                 68,026
                                                 ---------

                                                 $ 142,359
                                                 =========

The transaction was accounted for as a purchase. The purchase price assigned to the net assets acquired were based on the fair value of such assets and liabilities on the transaction date.

AIM's results of operations subsequent to February 1996 are included in these financial statements. Pro forma results of operation are not presented as the amounts are insignificant.

EXPANSION OF OPERATIONS - PRODUCTS THAT PRODUCE

In October 1995, following the initial success of NHPM, The Company formed a consumer products division and incorporated Products That Produce, Inc. ("PTP") to expand into the consumer products industry. PTP business plan provides that it will assist inventors of fresh, innovative consumer products in getting those products to market through the provision of a wide array of comprehensive services, including everything from package design, to manufacturing, to receivables financing.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

Cash paid (received) for
                                 Year            Year
                                Ended           Ended
                            June 30, 1996   June 30, 1995
                            -------------   -------------

Interest                      $  62,632       $     -
Income taxes                  $  18,500       $  38,997

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 1996, the Company issued 157,500 shares of common stock in connection with the startup and acquisition of PTP and AIM, issued 80,000 shares of common stock in connection with the development and maintenance of web sites on the Internet, issued 140,000 shares of common stock in connection with mine exploration, issued 132,466 shares of common stock in connection with advertising and legal fees, and issued 14,824 shares of common stock in connection with certain operating expenses in transactions not affecting cash flows. Total value of the stock issued was $ 2,344,823. In addition, during the year ended June 30, 1996, a note payable of $ 936,770 was converted to 170,322 shares of common stock in a transaction not affecting cash.

During the year ended June 30, 1995, the Company issued 492,275 shares of common stock in connection with the start up and acquisition of NHP Manufacturing and IFR and in connection with the acquisition of land and building. The total value of the stock issued was $ 3,772,899.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 5 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES (CONTINUED)

The Company values securities exchanged in acquisitions and or for goods and services at current closing bid price at the date the parties came to a mutual understanding of the terms of the arrangement and agree to a binding contract. Transactions involving securities with restrictions issued in exchange for the above are valued at approximately 75% of the closing bid price using the aforementioned date.

NOTE 6 - LEASE OBLIGATIONS

CAPITAL LEASES

Future minimum lease payments under noncancelable capital leases having terms in excess of one year are as follows:

         Years ended June 30:
                   1997                                            $  53,027
                   1998                                               53,027
                   1999                                               53,027
                   2000                                               50,310
                   2001                                                3,063
                                                                   ---------

               Total future minimum lease payments                   212,454

               Less amount representing interest                      45,213
                                                                   ---------

               Present value of minimum lease payments               167,241

               Less current portion                                   36,910
                                                                   ---------

               Capital lease obligations, less current portion     $ 130,331
                                                                   =========

Included in fixed assets are the following assets under capital leases:

                                                   June 30,         June 30,
                                                     1996             1995
                                                     ----             ----

Machinery and equipment                          $  211,901       $  211,901
Less accumulated depreciation                        16,853            1,000
                                                 ----------       ----------

                                                 $  195,048       $  210,901
                                                 ==========       ==========
                                      F-18

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 6 - LEASE OBLIGATIONS (CONTINUED)

OPERATING LEASES

The Company leases office and warehouse space under an operating lease that expires in fiscal 1998. Rental expense under this operating lease for the years ended June 30, 1996 and 1995, was approximately $ 44,808 and $ 22,404, respectively. In addition, the Company leases land used in mineral excavation under a operating lease that expires in June 2001 with a five year renewal option. The lease began on July 1, 1996, therefore, rental expense was $ 0 for the year ended June 30, 1996.

Approximate minimum future lease payments under these operating leases at June 30, 1996, are as follows:

                Years ended June 30:
                        1997                       $     74,808
                        1998                             74,808
                        1999                             30,000
                        2000                             30,000
                        2001                             30,000
                                                   ------------

                                                   $    239,616
                                                   ============
NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                    Year           Year
                                                                    Ended          Ended
                                                                June 30, 1996   June 30, 1995
                                                                -------------   -------------
       Demand note payable to an individual,
         interest at 7.4 %, unsecured                             $   25,000      $   25,000

       Demand note payable to an individual,
       interest at 6 %, unsecured.                                    12,000          20,000

       Notes payable to credit corporations, interest
       at 9.9 %, principal and interest of $ 860 due
       monthly through May 1999, secured by automobiles.              23,000          10,304

                                      F-19

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT (CONTINUED)

       Notes payable to a bank, interest ranging from
       7.75 % to 10 %, principal and interest of $ 2,249 due
       monthly through March 1999, secured by equipment.             129,416         180,661

       Capital leases payable to two leasing companies, interest
       at 10 %,principal and interest of $ 4,419 due monthly
       through June 2000, secured by production equipment.           167,241         235,000

       First Mortgage payable to individuals, interest at 7.75 %, principal and interest of $ 5,400 due monthly through
       July 2002, secured by land and building.                      360,841         398,907

       Property taxes payable under agreement with the City
       and County for acquisition of land and building,
       payments of $ 6,336 through June 1996, and $ 2,538
      from July 1996 to June 1997.                                    75,868         101,211
                                                                   ---------      ----------

                                                                     793,366         971,083

                                            Less current portion     254,159         250,626
                                                                   ---------      ----------

                                                                   $ 539,207      $  720,457
                                                                   =========      ==========

Maturities of long-term debt are as follows:

         Year ending June 30,

                  1997                                             $  254,159
                  1998                                                147,631
                  1999                                                131,422
                  2000                                                106,717
                  2001                                                 71,884
                  Thereafter                                           81,553
                                                                   ----------

                                                                   $  793,366
                                                                   ==========
                                      F-20

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

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

During the year ended June 30, 1995, NHP Manufacturing sold to Naturale approximately $ 1,175,000 of products and OPS provided approximately $ 182,000 of labor services, the total related party sales representing approximately 48 % of the Company's total sales. The sales were without recourse and the Company received cash in payment therefore. In addition to the above, the Company, pursuant to its contract with Naturale, provided working capital and accounts receivable financing for Naturale. Such advances were secured by a blanket security interest in all the assets of Naturale. At June 30, 1995, Naturale was indebted to the Company for the accounts receivable for approximately $855,000. Naturale paid the $855,000 in cash during the year ended June 30, 1996 in accordance with its terms.

In conjunction with the manufacturing agreement with Naturale, the acquisition of Industrial Fabrication & Repair, Inc. and the acquisition of real property the Company issued 270,500 shares of common stock valued at $ 2,112,185 to officers and other related parties associated with the Company's major stockholder, as defined under FASB 57, for the year ended June 30, 1995, as follows:

            Purpose                 Price per share   Shares Issued   Total

          Contract Rights                   6.57          145,500    $   955,935
          Finder and acquisition fees       9.25          125,000      1,156,250
                                                                     -----------

                                                                     $ 2,112,185
                                                                     ===========

From time to time the Company has borrowed funds from Yucatan Holding Company, the Company's principal shareholder ("Yucatan"), for working capital purposes. On June 30, 1995 the Company issued Yucatan that certain promissory note in the principal amount of $936,770 (the "June Note"), bearing quarterly interest at the prime rate as published in the Wall Street Journal, the initial rate of interest being 8.75 %, which such note was due on June 30, 1997. Yucatan, at sole option, could convert all or a portion of the principal and accrued unpaid interest into shares of Common Stock of the Company at a conversion ratio to be

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

On November 4, 1994, the Company entered into an agreement with Naturale Home Products Inc., an unaffiliated third party, whereby the Company was named the exclusive manufacturer for all products developed and marketed by Naturale. In addition to the revenue to be generated through the manufacturing and sale by the Company of the products to Naturale, the Company is entitled to a royalty of $.30 to $.50 per unit in perpetuity on all products sold by Naturale.

NOTE 9 - BUSINESS SEGMENTS

Workforce Systems Corp. is a diversified company with operations in three business segments: (1) staffing industry, (2) consumer products industry, (3) manufacturing industry. (See Note 1 - Nature of Operations.)

Results of operations of the Company's business segments are reported in the consolidated statement of income.

Identifiable assets, revenue, and operating earnings for each business segment are:

                                                     Identifiable Assets
                                                   1996                 1995
                                                   ----                 ----
                  Staffing                   $     188,399      $      235,061
                  Consumer Products              3,755,510           1,059,862
                  Manufacturing                  7,989,031           6,071,250
                                             -------------      --------------
                              Total          $  11,932,940      $    7,366,173
                                             =============      ==============

                                                          Revenues
                                                   1996                1995
                                                   ----                ----
                  Staffing                   $     582,217      $    1,286,786
                  Consumer Products                787,140           1,174,921
                  Manufacturing                  2,451,323             363,323
                                             -------------      --------------
                               Total         $   3,820,680      $    2,825,030
                                             =============      ==============

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 9 - BUSINESS SEGMENTS (CONTINUED)

                                                        Operating Profits
                                                     1996              1995
                                                     ----              ----
            Staffing                          $      46,780      $     248,446
            Consumer Products                       255,210            418,639
            Manufacturing                           760,222             10,388
                                              -------------      -------------
                              Total           $   1,062,212      $     677,473
                                              =============      =============

NOTE 10 - INCOME TAXES

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

The tax provision for the years ended June 30, 1996 and 1995, was based on approximate state and federal statutory rates.

NOTE 11 - PREFERRED STOCK

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

The designations, rights and preferences of the Series B Preferred Stock provides that the holders thereof (i) shall receive annual dividends equal to $
 .43 per share, (ii) are entitled to full voting rights, share for share, with any then outstanding common stock as well as with any other class or series of stock of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's shareholders, (iii) are

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 11 - PREFERRED STOCK (CONTINUED)

entitled to convert their shares of Preferred Stock into shares of the Company's restricted common stock at any time on a one for one basis and (iv) are redeemable at the option of the Company at $ 4.30 per share. On May 30, 1996, the holder of the Series B Preferred Stock converted such shares into 70,000 shares of common stock pursuant to the designations, rights and preferences thereof.

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

NOTE 12 - LITIGATION

The Company is not a party to any litigation, however, the Company's subsidiary, IFR, has been notified by the Trustee of a bankrupt customer of a possible $ 65,000 preference claim. IFR and the Company believes the claim is without merit and no provision has been made.

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


      ELLA BOUTWELL CHESNUTT. Mrs. Chesnutt has served as a director and President of the Company since June 14, 1994. She also serves as a director and President of Workforce Properties Corp. and a director of OIS, AIM, IFR, NHP, MRO and PTP. Mrs. Chesnutt is also an officer and director of Yucatan Holding Company, the Company's principal shareholder. Mrs. Chesnutt, who is not an employee of the Company and has other business interests outside of the Company, devotes as much time to the affairs of the Company as she deems necessary which equates to approximately 30% of her time. Mrs. Chesnutt joined Marine Sports, Inc., a public company, in October 1991 as Director of Legal Affairs and Secretary. Thereafter she served as Director of Legal Affairs (from May 1992 until March 1993) and Vice President of Corporate Administration (March 1993 until November 1993) of Aspen Marine Group, Inc., a public company and the parent company of Marine Sports, Inc. Mrs. Chesnutt was a paralegal experienced in corporate and securities law with emphasis in public and private offerings.

From March 1987 until October 1991 Mrs. Chesnutt was employed by Atlas, Pearlman & Trop., P.A., Fort Lauderdale, Florida and from March 1983 until March 1987 she was employed by Broad & Cassel, Miami, Florida. Mrs. Chesnutt received a B.S. in Business Administration from the University of South Florida.


      JAYME DORROUGH. Mrs. Dorrough has served as a director and Secretary of the Company since June 14, 1994 and Vice President since July 5, 1994. Mrs. Dorrough also serves as a director and President of Prime and OIS, and director of Workforce Properties Corp., AIM, IFR, MRO and PTP. Mrs. Dorrough is also an officer and director of Yucatan Holding Company, a principal shareholder of the Company. Mrs. Dorrough, who is not an employee of the Company and has other business interests outside of the Company, devotes as much time to the affairs of the Company as she deems necessary which equates to approximately 10% of her time. From August 1987 until October 1989, Mrs. Dorrough was employed by Baker, Worthington, Crossley, Stansberry & Woolf, Knoxville, Tennessee as an administrative assistant.


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

      STAFFING DIVISION


      ROBERT LOVELACE. Mr. Lovelace, 50, is President and a director of AIM, serving in such position since its formation in April 1995. Mr. Lovelace is responsible for day to day operations of the staffing division. From June 1992 until founding AIM in 1995 Mr. Lovelace was employed as a regional sales manager for Borg Wagner for Wells Fargo Guard Service, Burns Guard Service and Borg Wagner Facility Staffing. From January 1990 until May 1992 Mr. Lovelace was regional Vice President for Sears Security Systems residential alarm systems. During his career, Mr. Lovelace has completed in excess of 20 schools within the Dale Carnegie & Associates organization covering training and supervisory management in attitude, communication, human relations, memory training, leadership, public speaking and business management.

      CONSUMER PRODUCTS DIVISION


      J. EDWARD MOSS. Mr. Moss, 48, has been President of PTP since November 1996. Mr. Moss has been associated with the retail and food industries for over 22 years, having held senior level management and sales positions with several national and international food companies. Over the years, Mr. Moss has been responsible for the development of product lines, implementation of sales and marketing programs, and the organization and management of national and international sales forces. From November 1995 until joining PTP, Mr. Moss founded and served as President of World Business Enterprise Network, a business organized to develop or aid in the production, marketing and sale of food and non-food items nationally and internationally to retail chains, independent food stores, convenience store groups, wholesale distributors, independent distributors and institutional service accounts. From September 1995 to November 1996, he was Regional Director for Mid-American Dairyman, Inc. and was responsible for overseeing sales, marketing and distribution of TCBY branded refrigerated products to various national retail accounts. Prior thereto, from January 1993 until September 1995 Mr. Moss served as Vice President of Hurdy Gurdy International, a manufacturer of frozen sorbet products and from July 1992 until January 1993 he served as Vice President of Sales and Marketing for Philly's Famous, Inc., a manufacturer of gourmet snack products.


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

      In conjunction with the acquisition of AIM in March 1996, each of Messrs. Lovelace and Debuty each signed three year employment agreements with AIM. Such agreements provide for an annual base compensation of $66,000 each and provide for certain additional compensation in the form of an aggregate of the issuance of each of 27,272 shares of the Company's Common Stock which have been registered under the Act. Such stock is issued in 24 equal monthly installments providing each of Messrs. Lovelace and Debuty are still employed by AIM. Their employment agreements also contain customary provisions providing for confidentiality as well as a 12 month non-compete following the termination of the agreements. AIM notified Mr. Debuty in September 1996 of its intention to terminate his employment agreement in 60 days pursuant to the terms of such employment agreement. Mr. Debuty is not entitled to any compensation or stock following such termination. Mr. Lovelace's employment agreement does not provide for any severance payments.

      PTP is presently negotiating a one year employment agreement with Mr. Moss. The general terms of the agreement will provide for an annual base salary of $90,000 with an annual bonus of up to $45,000, the payment of which is tied to pre-set annual sales goals.


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


Signature                           Title                Date
---------                           -----                ----


/s/ Ella Boutwell Chesnutt          President,           January 13, 1997
--------------------------          Director
Ella Boutwell Chesnutt


/s/ Jayme Dorrough                  Vice President,      January 13, 1997
--------------------------          Secretary, Director
Jayme Dorrough

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