Form 10QSB
period 1996-12-31
WORKFORCE SYSTEMS CORP /FL/
filed 1997-02-19
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to ______

      Commission file number 33-53250-A

                             Workforce Systems Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                       ---------------------------------
                       (IRS Employer Identification No.)

                   105 West Fifth Avenue, Knoxville, TN 37917
                   ------------------------------------------
                    (Address of principal executive offices)

                                  423-524-4885
                           ---------------------------
                           (Issuer's telephone number)

                   269 Cusick Road, Suite C-2, Alcoa, TN 37701
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31 1997 the registrant had issued and outstanding 2,503,542 shares of common stock.

      Transitional Small Business Disclosure Format (check one):

      Yes ( ) No (x)

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

INDEX TO FINANCIAL STATEMENTS
                                                                   Page Number
                                                                   -----------

Consolidated Balance Sheets at December 31, 1996 (Unaudited)
and June 30, 1996 (Audited)                                                 2

Consolidated Statements of Operations for the three months and six months ended December 31, 1996 (Unaudited) and
1995 (Unaudited)                                                            4

Consolidated Statements of Cash Flows for the six months
ended December 31, 1996 (Unaudited) and 1995 (Unaudited)                    5

Consolidated Statements of Stockholders' Equity for the three month
and six months period ended December 31, 1996 (Unaudited)                   6

Notes to the Unaudited Consolidated Financial Statements                    7

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                           December 31,         June 30,
                                                                1996              1996
                                                           ------------    ------------
                                                            (unaudited)
ASSETS

CURRENT ASSETS
           Cash                                            $     98,466    $    938,487
           Receivables:
             Trade accounts receivables, no allowance
               necessary                                        628,269         633,188
            Inventory                                         1,799,200       1,412,896
           Prepaid expenses                                     865,000         711,510
           Deferred income tax assets                           115,000         115,670
                                                           ------------    ------------

                     Total Current Assets                     3,505,935       3,811,751

PROPERTY, PLANT AND EQUIPMENT
           Land                                                 156,503         156,503
           Building and improvements                          1,417,136       1,380,422
           Machinery and equipment                            1,772,777       1,525,921
           Mineral exploration                                  660,000         700,000
           Autos and trucks                                     208,858         146,428
           Accumulated depreciation                            (189,425)       (132,856)
                                                           ------------    ------------

                     Total Property, Plant and Equipment      4,025,849       3,776,418


OTHER ASSETS

           Intangibles, net of accumulated amortization
             of $289,647 and $209,658, respectively           4,506,250       4,344,771

                                                           $ 12,038,034    $ 11,932,940
                                                           ============    ============

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                             December 31,      June 30,
                                                                  1996          1996
                                                              -----------   -----------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
           Accounts Payable                                   $   296,717   $   390,895
           Accrued expenses                                        98,272       113,437
           Accrued federal & state income taxes                   489,500       253,261
           Deferred income tax liability                          250,000       326,780
           Current portion of long term debt                      275,000       254,159
                                                              -----------   -----------

                     Total Current Liabilities                  1,409,489     1,338,532

NON CURRENT DEFERRED INCOME TAXES                                 250,000       342,473

LONG TERM DEBT, less current portion                              439,250       539,207

RELATED PARTY NOTE PAYABLE                                           --         132,667

STOCKHOLDER'S EQUITY
 Series A preferred stock, $.001 par value,  30 shares
            authorized, 30 shares issued and outstanding             --            --
 Series B preferred stock, $.001 par value, 70,000 shares
           authorized, no shares issued and outstanding              --              70
 Series C preferred stock, $.001 par value, 30,000 shares
           authorized, 30,000 shares issued and outstanding            30            30
  Series D preferred stock, $.001 par value, 1,000,000
           shares authorized, 1,000,000 shares issued
           and outstanding                                          1,000          --
           Common stock, $.001 par value, 10,000,000 shares
            authorized, 2,410,836 shares issued                     2,421         2,421
            and outstanding
           Paid in capital                                      8,569,011     8,569,011
           Retained earnings                                    1,366,833     1,007,599
                                                              -----------   -----------

                     Total Stockholders' Equity                 9,939,295     9,580,061
                                                              -----------   -----------

                                                              $12,038,034   $11,932,940
                                                              ===========   ===========


                                                WORKFORCE SYSTEMS CORP.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         -------------------------------------

                                                              For the three   For the three      For the six    For the six
                                                              months ended    months ended       months ended   months ended
                                                              December 31,    December 31,       December 31,   December 31,
                                                                    1996            1995               1996         1995
                                                              ----------       ----------          ---------      ---------
                                                              (unaudited)      (unaudited)        (unaudited)    (unaudited)

Revenues earned                                               $1,191,411       $1,066,372         $2,348,782     $2,170,811
Cost of revenues earned                                          687,164          628,288          1,360,961      1,246,660
                                                              ----------       ----------          ---------      ---------
           Gross Profit                                          504,247          438,084            987,821        924,151

Selling, general and administrative expenses                     228,618          230,027            451,087        461,751
                                                                --------          -------            -------        -------

           Income from operations                                275,629          208,057            536,734        462,400

Income tax provision                                              90,000           72,250            177,500        162,500
                                                                --------           ------            -------        -------

           Net Income                                         $  185,629        $ 135,807          $ 359,234      $ 300,150

Earnings per common and common equivalent share:
           Net income before payment of dividends             $  185,629        $ 135,807          $ 359,234      $ 300,150
            Dividends paid                                            -            13,680                 -          32,997
                                                              ----------        ---------          ---------      ---------
           Net income available to common                     $  185,629        $ 122,127          $ 359,234      $ 267,153
                                                              ==========        =========          =========      =========
             shareholders

Earnings Per Share:
           Net Income                                         $      .08        $     .08          $     .15      $     .18
           Average weighted shares outstanding                 2,410,836        1,567,728          2,410,836      1,525,516


                                           WORKFORCE SYSTEMS CORP.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 for the six months ended December 31, 1996
                                                 (unaudited)

                                    Preferred stock      Common stock
                                    $.001 par value      $.001 par value
                                    2,000,000 shares     10,000,000 shares
                                    authorized           authorized
                                    1,030,030            2,410,836            Additional                     Total
                                    shares issued        shares issued        Paid-In         Retained       Stockholders'
                                    and outstanding      and outstanding      Capital         Earnings       Equity
                                    ---------------      ---------------      -------         --------       ------
Balance, June 30, 1996              $     1,030          $    2,421           $8,569,011      $1,007,599     $9,580,061

Net income for the six months
  ended December 31, 1996                    -                   -                    -          359,234        359,234
                                    -----------          ----------           ----------     -----------     ----------

Balance, December 31, 1996          $     1,030          $    2,421           $8,569,011      $1,366,833     $9,939,295
                                    ===========          ==========           ==========     ===========     ==========


                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                      For the six    For the six
                                                                      months ended   months ended
                                                                      December 31,   December 31,
                                                                           1996          1995
                                                                      -----------    -----------
                                                                       (unaudited)   (unaudited)
OPERATING ACTIVITIES:
           Net income                                                 $   359,234    $   300,150
           Adjustments to reconcile net income to
             net cash provided by operating activities:
               Amortization and depreciation                              135,000        123,022
           Changes in operating assets and liabilities:
              Decrease in receivables                                       4,919        339,701
               (Increase) in prepaid expense                             (153,490)      (461,770)
               (Increase) in inventory                                   (386,304)      (248,326)
               (Decrease) in accounts payable                             (94,178)      (130,585)
               Increase (decrease) in accrued federal & state taxes       159,459        (40,069)
               (Decrease) in miscellaneous liabilities                    (15,165)       (84,647)
                                                                      -----------    -----------
            Net Cash Provided (Used) by Operating Activities                9,475       (202,524)

INVESTING ACTIVITIES:
             Prepaid media                                                   --          500,000
             Debt to equity conversion                                       --          936,770
             Start-up costs                                              (201,469)          --
             (Increase) in property, plant and equipment                 (322,930)      (331,943)
                                                                      -----------    -----------
           Net Cash Provided (Used) by Investing Activities              (524,399)    (1,104,827)

FINANCING ACTIVITIES:
             Debt to equity conversion                                       --          936,770
             (Decrease) in long term debt                                 (99,957)       (35,679)
             (Decrease) in non-current deferred income taxes              (92,473)          --
             Dividends paid                                                  --          (32,997)
             Increase (Decrease) in related party note payable           (132,667)        83,321
                                                                      -----------    -----------
           Net Cash Provided (Used) by Financing Activities              (325,097)      (922,125)

 Net (Decrease) in Cash and Cash Equivalents                             (840,021)       (19,822)

 Cash and Cash Equivalents, Beginning of Period                           938,487         91,652
                                                                      -----------    -----------

  Cash and Cash Equivalents, End of Period                            $    98,466    $    76,830
                                                                      ===========    ===========

                             WORKFORCE SYSTEMS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1996


Note 1 - Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported of amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

           For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSBA for the year ended June 30, 1996 as filed with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

           Consolidated  revenues  for three  months  ended  December  31,  1996
("Second Quarter Fiscal 1997") increased approximately 12 % from the three months ended December 31, 1995 ("Second Quarter Fiscal 1996"). Gross profit in Second Quarter Fiscal 1997 decreased approximately 15% from Second Quarter Fiscal 1996. SG&A as a percentage of revenues decreased approximately 2% during Second Quarter Fiscal 1997 from Second Quarter Fiscal 1996. Income from operations increased approximately 37% in Second Quarter Fiscal 1997 from the comparable period in Fiscal 1996.

           Consolidated revenues for six months ended December 31, 1996 ("Fiscal 1997 To Date") increased approximately 8% from the six months ended December 31, 1995 ("Fiscal 1996 To Date"). Gross profit in Fiscal 1997 To Date increased approximately 7% from Fiscal 1996 To Date. SG&A as a percentage of revenues decreased approximately 2% during Fiscal 1997 To Date from Fiscal 1996 To Date. Income from operations increased approximately 16% in Fiscal 1997 To Date from the comparable period in Fiscal 1996.

           Following you will find a separate discussion regarding the results of operations for each of the Manufacturing Division, Staffing Division and Consumer Products Division.

Manufacturing Division

           Revenues from the Manufacturing Division represented 71% of the Company's revenues on a consolidated basis for Second Quarter Fiscal 1997 versus 69 % for Second Quarter Fiscal 1996 and increased on a consolidated basis approximately 12% in Fiscal 1997 To Date versus the comparable period in Fiscal 1996. On a stand alone basis, revenues from the Manufacturing Division increased approximately 14% in Second Quarter Fiscal 1997 versus Second Quarter of Fiscal 1996. Income from operations as a percentage of revenue increased approximately 4% in Second Quarter Fiscal 1997 and approximately 1% in Fiscal 1997 to date from the comparable periods in Fiscal 1996.

           The foregoing results are consistent with those disclosed in prior periods and reflect an increase in revenues at the Manufacturing Division as a result of the expansion of that division through additional product lines and the opening of the new Dalton, Georgia location of MRO. For the balance of Fiscal 1997, based upon information available to date, management of the Company believes the Manufacturing Division will continue to increase revenues based upon its current plans of operations.

Staffing Division

           Revenues from the Staffing Division represented 21% of the Company's revenues on a consolidated basis for Second Quarter Fiscal 1997 versus 16% for Second Quarter Fiscal 1996 and represented approximately 20% of the consolidated revenues for Fiscal 1997 To Date versus approximately 16% for Fiscal 1996 To Date. On a stand alone basis, revenues from the Staffing Division increased approximately 5% in Second Quarter Fiscal 1997 versus Second Quarter of Fiscal 1996. Income from operations as a percentage of revenue decreased remained relatively constant at approximately 5% in Second Quarter Fiscal 1997 from Second Quarter Fiscal 1996 and Fiscal 1997 To Date versus the comparable six month period in Fiscal 1996. Management of the Company does not anticipate any further increases in SG&A under the Staffing Division's current plan of operations.

           For the balance of Fiscal 1997 management of the Company believes the Staffing Division will continue to increase revenues based upon their current plans of operations.

Consumer Products Division

           Revenues from the Consumer Products Division represented 7% of the Company's revenues on a consolidated basis for Second Quarter Fiscal 1997 versus 15% for Second Quarter Fiscal 1996 and approximately 13% on a consolidated basis for Fiscal 1997 To Date versus approximately 21% on a consolidated basis for Fiscal 1996 To Date. On a stand alone basis, revenues from the Consumer Products Division decreased approximately 50% in Second Quarter Fiscal 1997 versus Second Quarter of Fiscal 1996 as the result of the maturity of one product (ThawMaster) and the beginning of the introduction of another product (Mr. Food's AlloFresh). Income from operations as a percentage of revenue remained relatively constant at approximately 7% in Second Quarter Fiscal 1997 and in Fiscal 1997 To Date from comparable periods in Fiscal 1996 as a result of the foregoing decrease in revenues.

           The foregoing results are consistent with those disclosed in prior periods and reflect decrease in revenues which results from the maturity of one product (the ThawMaster family of thawing trays) and the infancy in the life span of that division's newest product, MR. FOOD'S ALLOFRESH, for which introduction at the retail level was commenced in the beginning of Fiscal 1997. Further and as discussed above, management of the Company believes, although there can be no assurances, that as the retail roll-out of MR. FOOD'S ALLOFRESH continues to progress, the Consumer Products Division will continue to increase its revenues as well.

Liquidity and Capital Resources

           The decrease in working capital at December 31, 1996 versus June 30, 1996 is primarily the result of the additional costs incurred by the Consumer Products Division with respect to its newest product, Mr. Food's AlloFresh, as well as the acquisition of additional property, plant and equipment by the Manufacturing Division. In order to pursue the Company's plan of operations for the balance of Fiscal 1997, it will be necessary for the Company to raise additional working capital. In this vein, and as previously disclosed, it is presently anticipated that management will seek to raise additional capital through a public or private offering of its securities during Fiscal 1997 and has engaged McGinn, Smith & Co., Inc. an NASD member firm to serve as its investment banker and assist the Company in such capital raise. In addition, the Company is seeking to acquire the assets of Star Hosiery which will require the influx of approximately $4.5 million of working capital. McGinn, Smith is assisting the Company in raising such capital. There are no assurances, however, that the Company will be successful in either raising working capital for its existing operations or the equity capital necessary to consummate the purchase of the assets of Star Hosiery. In such event, the Company would be unable to consummate the Star Hosiery transaction upon the present terms and conditions and the continued growth of the Company would be limited to the internal availability of working capital. The Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

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

(a)  Exhibit 27 - Financial Data Schedule
    (Electronic filing only)

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



                                               Workforce Systems Corp,
                                                a Florida corporation

Date: February 18, 1997                        By: /s/ Ella Boutwell Chesnutt
                                                   --------------------------
                                                     Ella Boutwell Chesnutt,
                                                     President