Form 10KSB/A
period 1996-06-30
WORKFORCE SYSTEMS CORP /FL/
filed 1997-03-31
CIK 893771

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


                   105 West Fifth Avenue, Knoxville, TN 37917
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number:  423-524-4885
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

      As Mr. Food's AlloFresh not only removes moisture and odor the same as baking soda, because Mr. Food's AlloFresh also extends the life of foods by absorbing the gases naturally emitted by foods as they decay, management of the Company believes, although there can be no assurances, that Mr. Food's AlloFresh can over time significantly penetrate the market because of its value-added properties. Although there can be no assurances, management of PTP believes that Mr. Food's AlloFresh has a first year sales potential of at least $10 million based upon management's analysis of various factors including, but not limited to, the uniqueness of the product, the approximate size of the market for baking soda (a similar product), the additional benefits of the product to consumers from the increase in shelf life of products, meats and other perishable food products and internal estimates for per store case sales of household type chemicals in the same retail price point.


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


      Consolidated revenues for Fiscal 1996 increased $995,650 or approximately 35% from Fiscal 1995. While the consolidated revenues reflect revenues from IFR for an entire 12 month period in Fiscal 1996 versus two months in Fiscal 1995 (as a result of the acquisition of IFR in May 1995), such consolidated revenues also reflect a significant decrease in revenues from the Staffing Division in Fiscal 1996 versus Fiscal 1995 as hereinafter discussed. Gross profit margins in Fiscal 1996 increased approximately 12% from Fiscal 1995 as a result of increased margins in the Manufacturing Division in Fiscal 1996 from Fiscal 1995. Such increases were the result of the increase in labor rates and other fixed charges for fabrication services instituted at IFR following its acquisition by the Company in May 1995.

      Selling, general and administrative expenses ("SG&A") on a consolidated basis increased approximately 159% during Fiscal 1996 from Fiscal 1995 as a result of a full year of operations by IFR and five months of operations of AIM following the acquisitions of these companies in May 1995 and February 1996, respectively. Other expenses increased $287,596 or approximately 15% in Fiscal

1996 from Fiscal 1995. Net loss from operations increased $273,145 or approximately 25% in Fiscal 1996 from Fiscal 1995. For Fiscal 1997 the Company anticipates a continued growth in revenue from the Manufacturing Division, as well as a return to near historic revenues in the Staffing and Consumer Products Divisions.

      Following you will find a separate discussion regarding the results of operations for each of the Manufacturing Division, Staffing Division and Consumer Products Division. For a discussion of the operations, including the products and services offered by ^each of the divisions, please see "Business Divisional Overview."


Manufacturing Division


      For Fiscal 1996 the Manufacturing Division reported revenues of approximately $2,451,323 or approximately 64% of the revenues of the Company on a consolidated basis versus revenues of approximately $363,324 or approximately 13% for Fiscal 1995. The increase in the ^ revenues contributed by the Manufacturing Division reflects both revenue from this division for the entire fiscal year versus two months in Fiscal 1995 (as a result of the May 1995 acquisition of IFR) and an increase in the division's scope of core business to include not only computer numeric control (CNC) capability but a general increase in capacity as a result of the acquisition of the additional facility See "Properties".

      The Manufacturing Division reported gross profit of approximately $1,184,733 for an approximate 48% margin ^ for Fiscal 1996 versus gross profit of approximately $144,910 for an approximate 40% margin ^for Fiscal 1995. Management of the Company attributes the higher margins to diversification of IFR's core business following the acquisition by the Company in May 1995 to provide more revenue base in higher margin, custom fabrication and CNC projects. SG&A expenses were approximately $163,167 in Fiscal 1996 versus approximately $134,522 in Fiscal 1995. SG&A in Fiscal 1995 included one time charges made subsequent to the May 1995 acquisition of IFR by the Company. ^. Management of the Company anticipates the Manufacturing Division will be able to maintain is current margins as the business increases. The Manufacturing Division is not subject either to customer or product reliance or life cycles thereof.


Staffing Division


      For Fiscal 1996 the Staffing Division reported revenues of approximately $576,215 or ^ approximately 15% of the revenues of the Company on a consolidated basis versus revenues of approximately $1,286,786 representing approximately 45% of the revenues of the Company on a consolidated basis for Fiscal 1995. The decrease in the percentage attributable to the total revenues for the Company on a consolidated basis reflects both revenues from the Manufacturing Division for twelve months during Fiscal 1996 versus two months during Fiscal 1995 as a result of the acquisition of IFR in May 1995 as well as a decrease in revenues within that division. On a stand alone basis, revenues for the Staffing Division decreased approximately 55 % in Fiscal 1996 from Fiscal 1995.

      In February 1996 the Company acquired AIM (see "Business - Overview Acquisition of American Industrial Management, Inc."), a small start-up staffing company specializing in staffing for light industrial and light manufacturing. Prior to such acquisition, the Staffing Division was comprised solely of OIS. As previously disclosed, since January 1995 OIS had been experiencing a decline in revenues under a contract OIS' had held with A.E. Staley & Co. since 1982 as a result of restructuring at such client. During Fiscal 1996 the Staley contract was OIS' sole source or revenues. In Fiscal 1996 OIS experienced a decline of approximately $840,000 or approximately 66% in the revenues it received from such client from revenues reported in Fiscal 1995. Such decline adversely effected the results of operations of the Staffing Division during Fiscal 1996. The acquisition of AIM, whose operating officers management believed possessed a strong sales background, was consummated in part to reduce the Staffing Division's dependence upon a sole client. As of the date hereof, the revenues from AIM have replaced the revenues lost by OIS' and, accordingly, currently the Staffing Division's revenues approximate the revenues reported by OIS in Fiscal 1995. OIS is now operated as a division of AIM. As of the date hereof, AIM has three clients which account for approximately 70% of its revenues on a consolidated basis. While management of the Staffing Division is actively seeking to broaden the revenue source for the division, the loss of one or more of these clients on whom the Staffing Division currently has reliance could have an adverse impact on the results of operations for the Staffing Division until the ongoing diversification of revenue base is completed. Management of the Staffing Division currently anticipates such diversification will be complete during Fiscal 1998.

      The Staffing Division reported gross profit of approximately $192,291 for an approximate margin of ^ 33% for Fiscal 1996 versus a gross profit of approximately $308,743 for an approximate margin of 24% for Fiscal 1995. While the gross profit is higher in Fiscal 1996, management of the Staffing Division does not believe this increase in percentage gross profit is indicative of any specific trend other than a general focus on securing higher margin accounts. Selling, general & administrative expenses ("SG&A") increased to approximately $96,702 from approximately $60,296, or approximately 60%, in Fiscal 1996 from Fiscal 1995 as a result of the acquisition of AIM. Such costs are stabilized during Fiscal 1997. ^

Consumer Products Division


      The Consumer Products Division reported revenues of approximately $787,140 or ^approximately 21% of the revenues on a consolidated basis in Fiscal 1996 versus revenues of approximately $1,174,921 or approximately 42% of the revenues of the Company on a consolidated basis in Fiscal 1995. The decrease in the percentage attributable to total revenues for the Company on a consolidated basis reflects revenues from the Manufacturing Division for twelve months during Fiscal 1996 versus two months during Fiscal 1995 as a result of the acquisition of IFR in May 1995 as well as the maturity of the ThawMaster family of products in the consumer marketplace. ^While there are no assurances that sales of the ThawMaster family of products will return to previous levels, management of Naturale, the marketing company, recently has expanded the distribution of the ThawMaster family of products into new market areas and offered more aggressive pricing structure to retailers in an effort to expand sales. The changes in retail pricing structure have no impact on the Company's margins under the Naturale Agreement. Further, management of the Company believes that through the formation of PTP and the introduction of Mr. Food's AlloFresh (see below), that revenues of this division will return to historic levels prior to the end of Fiscal 1997.


      As described under "Business - Overview - Expansion Into Contract Manufacturing," the Company through a wholly-owned subsidiary, NHP, is the exclusive manufacturer of the ThawMaster family of products for Naturale, the marketer of the products. Pursuant to the terms of the Naturale Agreement, the Company initially owned a 15% interest in Naturale. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. On May 30, 1996 the Company divested itself of such 15% interest in Naturale, a marketing company, but retained the exclusive manufacturing rights under the Naturale Agreement. The Company determined such 15% interest was immaterial to the Company's financial statements and operations and further conflicted with the establishment of PTP to market the Company's products. At the time of the transaction the Company recorded no value on its balance sheet as to this 15% interest due to the minority position it represented within Naturale and the immaterial value to the Company. As set forth in Note 8 on page F-20 sales to Naturale by NHP represented approximately 42% of the Company's revenues on a consolidated basis for Fiscal 1995. Related parties accounts receivable (designated as same solely on the basis of the then minority interest) at June 30, 1995 represent amounts due from Naturale. Such amounts were paid in full in cash during Fiscal 1996 pursuant to the terms of the receivable.

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


      The ^Consumer Products Division reported gross profit of approximately $292,063 for an approximate margin of 37% ^in Fiscal 1996 versus a gross profit of approximately $458,059, or an approximate 39% margin the comparable period in Fiscal 1995. SG&A ^ increased by approximately $38,852 in Fiscal 1996 ^versus Fiscal 1995 as a result of one full year of operation following the execution of the Naturale Agreement in November 1995 and the attendant ramp up of operations as well as planned expansion in this division through the formation of PTP. ^


Liquidity and Capital Resources


      The Company's liquidity has continued to improve since June 30, 1995. At June 30, 1996 the Company had working capital of approximately $2,740,016 an increase of approximately 111% from June 30, 1995. Such increase was attributable in part to a private placement of the Company's Common Stock in April 1996 to two institutional investors and two accredited investors resulting in proceeds to the Company of approximately $1 million, with the balance of increased working capital attributable to a loan in the amount of $936,770 from the Company's principal shareholder which was converted to equity in November 1995 as well as funds from operations. See "Certain Transactions". While the Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for Fiscal 1997 it will be necessary for the Company to raise additional working capital. It is presently anticipated that management will seek to raise additional capital through a public or private offering of its securities during Fiscal 1997. There are no assurances, however, that management will definitively determine to proceed with such offering or that the Company will be successful in concluding such an offering. In such event, the continued growth of the Company would be limited to the internal availability of working capital. The Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.


Item 7.     Financial Statements

      The Company's financial statements are contained in pages F-1 through F-27 as follows.

                             WORKFORCE SYSTEMS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995

























Lyle H. Cooper
Certified Public Accountant

--------------------------------------------------------------------------------
                             Workforce Systems Corp.
                        Consolidated Financial Statements
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------


CONTENTS

                                                                      Page No.
                                                                      --------

INDEPENDENT AUDITOR'S REPORT                                             F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                      F-4 - F-5
     Consolidated Statements of Income and Retained Earnings             F-6
     Consolidated Statements of Stockholders' Equity                     F-7
     Consolidated Statements of Cash Flows                               F-8
     Notes to Financial Statements                                   F-9 - F-28

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


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Workforce Systems Corp.

I have audited the accompanying consolidated balance sheets of Workforce Systems Corp. (a Florida Corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workforce Systems Corp. and subsidiaries as of June 30, 1996, and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



October 12, 1996, except for Note 13,
     as to which date is March 21, 1997



Lyle H. Cooper
Certified Public Accountant

---------------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------


                                                              June 30,         June 30,
                                                                1996             1995
                                                                ----             ----
ASSETS

CURRENT ASSETS
     Cash                                                    $   938,487    $    91,652
     Receivables:
         Trade accounts receivable, no allowance necessary       633,188        197,438
         Related party trade accounts receivable                    --          855,432
         Related party advances and note receivable                 --           15,915
         Interest                                                   --            1,625
     Inventory                                                 1,412,896        769,283
     Prepaid expenses                                            711,510         45,856
     Deferred income tax assets                                     --          193,000
                                                             -----------    -----------

              Total Current Assets                             3,696,081      2,170,201

PROPERTY, PLANT AND EQUIPMENT
     Land                                                        156,503        150,000
     Building and improvements                                 1,380,422        756,942
     Machinery and equipment                                   1,125,921      1,007,073
     Autos and trucks                                            146,428        136,169
     Accumulated depreciation                                   (132,856)       (22,766)
                                                             -----------    -----------

              Total Property, Plant and Equipment              2,676,418      2,027,418

OTHER ASSETS
     Intangibles, net of accumulated amortization
       of $ 75,281 and $ 5,000, respectively                   1,330,348      1,400,629
                                                             -----------    -----------


                                                             $ 7,702,847    $ 5,598,248
                                                             ===========    ===========










                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                                                                       June 30,      June 30,
                                                                         1996          1995
                                                                         ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   390,895    $   437,343
     Accrued expenses                                                   113,507        121,510
     Accrued income taxes                                               132,359         64,999
     Deferred income tax liability                                       65,000           --
     Current portion of long term debt                                  254,159        250,626
                                                                    -----------    -----------


              Total Current Liabilities                                 955,920        874,478

NON CURRENT DEFERRED INCOME TAXES                                       125,541        190,000

LONG TERM DEBT, less current portion                                    539,207        720,457

RELATED PARTY NOTE PAYABLE                                              132,667        936,770

STOCKHOLDERS' EQUITY
     Series A Preferred stock, $ .001 par value, 30 shares
         authorized, 30 shares issued and outstanding                      --             --
     Series B Preferred stock, $ .001 par value, 70,000 shares
         authorized, 0 and 70,000 shares issued and outstanding            --               70
     Series C Preferred stock, $ .001 par value, 30,000 shares
         authorized, 30,000 shares issued and outstanding                    30             30
     Series D Preferred stock, $ .001 par value, 1,000,000 shares
         authorized, shares issued and outstanding                        1,000           --
     Common stock, $ .001 par value, 10,000,000 shares
         authorized, 2,420,836 and 1,503,724 shares issued
         and outstanding                                                  2,421          1,504
     Paid in capital                                                  8,569,011      4,075,155
     Retained earnings (deficit)                                     (2,622,950)    (1,200,216)
                                                                    -----------    -----------

              Total Stockholders' Equity                              5,949,512      2,876,543
                                                                    -----------    -----------

                                                                    $ 7,702,847    $ 5,598,248
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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    For the year   For the year
                                                       ended           ended
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------

Revenues earned, net of returns
     and allowances                                 $ 3,820,680     $ 2,825,030

Cost of revenues earned                               2,145,593       1,913,317
                                                    -----------     -----------

         Gross profit                                 1,675,087         911,713

Selling, general and administrative expense             514,496         198,894

Other expenses
     Acquisition expense                                 76,890       1,980,602
     Mineral exploration                                700,000            --
     Startup expenses                                 1,091,308            --
     Web development expense                            400,000            --
                                                    -----------     -----------

         Total other expenses                         2,268,198       1,980,602
                                                    -----------     -----------

         Net loss from operations                    (1,107,607)     (1,267,783)

Income tax (provision) benefit                         (260,320)        173,001
                                                    -----------     -----------

         Net loss                                   $(1,367,927)    $(1,094,782)
                                                    ===========     ===========

Earnings per common and common
  equivalent share

     Net loss $                                      (1,367,927)    $(1,094,782)
     Less:  Dividends paid                               54,807          79,383
                                                    -----------     -----------
     Net loss available to common
       shareholders                                 $(1,422,734)    $(1,174,165)
                                                    ===========     ===========

     Net loss per common share and
         common equivalent share                    $      (.84)    $     (1.03)

Weighted average shares outstanding                   1,686,131       1,144,106

                  The accompanying notes are an integral part
                   of these consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------------
                                                       WORKFORCE SYSTEMS CORP.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       as of and for the years ended June 30, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                 Preferred stock      Common stock
                                                 $.001 par value    $.001 par value,
                                                 ,000,000 shares    10,000,000 shares
                                                   authorized          authorized
                                                    1,100,030           2,420,836        Additional                        Total
                                                  shares issued       shares issued        Paid-In          Retained   Stockholders'
                                                 and outstanding     and outstanding       Capital          Earnings       Equity
                                                 ---------------     ---------------       -------          --------       ------
Balance June 30, 1994                             $       70        $      1,011       $    352,749   $     (26,051)   $   327,779

Issuance of 30 shares of Series A Preferred and
  30,000 shares of Series C Preferred                     30                   -                  -               -             30

Issuance of 492,285 shares of common stock                 -                 493          3,722,406                      3,722,899

Dividends paid                                             -                   -                            (79,383)       (79,383)

Net loss for the year ended
June 30, 1995                                              -                   -                  -      (1,094,782)    (1,094,782)
                                                  ----------        ------------       ------------   --------------   ------------

Balance June 30, 1995                             $      100        $      1,504       $  4,075,155   $  (1,200,216)     2,876,543

Issuance of 1,000,000 shares of preferred
  stock Series D                                       1,000                   -                  -               -          1,000

Issuance of 132,466 shares of common  stock                                  132            674,868                        675,000

Issuance of 80,000 shares of common  stock                                    80            399,920                        400,000

Issuance of 281,000 shares of common  stock                                  281          1,404,719                      1,405,000

Issuance of 17,500 shares of common stock                                     17             68,046                         68,063

Issuance of 170,322 shares of common  stock                                  170            936,600                        936,770

Issuance of 222,000 shares of common stock                                   222            935,528                        935,750

Issuance of 14,824 shares of common stock                                     15             74,105                         74,120

Conversion of Series B Preferred                         (70)                                    70                              -

Dividends paid                                             -                   -                  -         (54,807)       (54,807)

Net loss for the year ended
June 30, 1996                                              -                   -                  -      (1,367,927)    (1,367,927)
                                                  ----------        ------------       ------------   --------------   ------------

Balance June 30, 1996                             $    1,030        $      2,421       $  8,569,011   $  (2,622,950)   $ 5,949,512
                                                  ==========        ============       ============   ==============   ===========

The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                      For the year  For the year
                                                         ended         ended
                                                     June 30, 1996 June 30, 1995
OPERATING ACTIVITIES:
     Net loss $                                       (1,367,927)   $(1,094,782)
     Adjustments to reconcile net loss to
       net cash provided by operating activities
         Amortization                                     70,281          4,654
         Depreciation                                    111,131         12,000
         Acquisition, startup, and web
              development costs                        1,947,183      1,980,602
         Gain on sale of fixed asset                        (701)          --
         Increase (decrease) in income tax accounts      260,901       (114,251)
         (Increase) decrease in:
           Trade account receivable                     (435,750)      (175,389)
           Related party trade account receivable        871,347       (855,432)
           Inventory                                    (643,613)      (615,025)
           Other current assets                          (34,030)       (45,120)
         Increase (decrease) in:
           Accounts payable                              (46,447)       415,291
           Accrued expenses                               (8,003)       (41,369)
                                                     -----------    -----------

Net Cash Provided (Used) by Operating Activities         724,372       (528,821)

INVESTING ACTIVITIES:
     Related party                                          --           49,085
     Proceeds from sale of fixed assets                   12,159           --
     Purchase of property and equipment                 (771,589)    (1,268,428)
                                                     -----------    -----------

Net Cash Used by Investing Activities                   (759,430)    (1,219,343)

FINANCING ACTIVITIES:
     Proceeds from related party loans                   177,667        936,770
     Payments on long term debt                         (204,213)          --
     Proceeds from long term debt                         26,496        971,083
     Proceeds from sale of common stock                  936,750           --
     Dividends paid                                      (54,807)       (79,383)
                                                     -----------    -----------

Net Cash Provided (Used) by Financing Activities         881,893      1,828,470
                                                     -----------    -----------

(Decrease) Increase in Cash and Cash Equivalents         846,835         80,306

Cash and Cash Equivalents, Beginning of Period            91,652         11,346
                                                     -----------    -----------

Cash and Cash Equivalents, End of Period             $   938,487    $    91,652
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

                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories were as follows at June 30, 1996:

                                          Consumer
                           Staffing       Products   Manufacturing       Total

Finished goods           $        0     $  251,454     $  938,942     $1,190,396
Work in process                   0         32,500         65,000         97,500
Materials                         0         30,000         95,000        125,000
                         ----------     ----------     ----------     ----------

                         $        0     $  313,954     $1,098,942     $1,412,896
                         ==========     ==========     ==========     ==========

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

              Building and improvements                            20 yrs
              Machinery and equipment                              15 yrs
              Furniture, fixtures and office equipment              7 yrs
              Automobiles                                           5 yrs

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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Included in the cost of the building at June 30, 1996 is approximately $ 500,000 in cash payments for materials and labor directly related to preparing the building for its intended use.

INTANGIBLES

Intangibles at June 30, 1996 and 1995 consisted of the following:

                                          June                  June
                                         30, 1996              30, 1995
                                        ---------             ---------

Goodwill                            $     1,405,629        $     1,405,629

Less Accumulated Amortization                75,281                  5,000
                                    ---------------        ---------------

                                    $     1,330,348        $     1,400,629
                                    ===============        ===============

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The unamortized excess cost is being amortized by the straight-line method over 20 years. Amortization expense was $ 70,281, and $ 5,000, for the years ended June 30, 1996, and 1995, respectively.

INCOME TAXES

In connection with the acquisition of IFR as discussed in Note 4 to the financial statements, the Company established total deferred income taxes of $ 235,000 to provide for the difference in book value and tax basis resulting from recording IFR assets at fair market value. In addition, the Company computed its tax liability based on approximate state and federal statutory rates in accordance with FASB 109. Other deferred tax assets and liabilities are recorded to provide for timing differences as discussed in Note 10 in the financial statements.

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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share were computed by dividing net income, adjusted by the dividends paid to a common shareholder of OPS pursuant to a management agreement and for dividends paid to the other preferred shareholders, by the weighted average number of shares of common stock and common stock equivalents outstanding at the end of June 30, 1996 and 1995.

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

NOTE 4 - ACQUISITIONS AND EXPANSIONS

ACQUISITION OF OUTSIDE INDUSTRIAL SERVICES, INC.

Effective June 30, 1994, the Company acquired Outside Industrial Services,  Inc.
(OPS) in a transaction accounted for as a reverse acquisition based on historical costs. As disclosed in Note 13 to the financial statements, $335,651 of acquisition costs related to the OPS transaction have been charged to expense for the year ended June 30, 1995.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

EXPANSION OF OPERATIONS - NHP MANUFACTURING CORP.

On November 4, 1994, the Company entered into an agreement with Naturale Home Products, Inc. ("Naturale") whereby the Company was named the exclusive manufacturer through a to-be-established wholly-owned subsidiary of the Company for all products developed and marketed by Naturale, including the Thaw Master
(TM) thawing trays. The material terms of the agreement provided that the Company at its option could either continue the contract manufacturing currently in effect with an unaffiliated third party on a sub-contract basis, establish additional manufacturing facilities operated by the Company or sub-contract the manufacturing to other third parties. The agreement further provided that the Company would establish a wholly-owned subsidiary and capitalize such subsidiary with a minimum of $ 350,000 which such funds would be used to (i) undertake the manufacturing operations, (ii) provide an inventory of products and (iii) working capital. Pursuant to this agreement, the Company established NHP Manufacturing Corp., a Florida corporation ("NHP") which is wholly-owned subsidiary of the Company. At June 30, 1995, the Company had complied with the terms of the contract. In connection with the above the Company issued 170,500 shares of common stock for consulting and professional fees which has been charged to expense as discussed in Note 13 to the financial statements.

Pro  forma  results  of  operations   are  not   applicable  as  no  royalty  or
manufacturing contract existed prior to the transaction.

ACQUISITION OF INDUSTRIAL FABRICATION & REPAIR, INC.

Effective May 1, 1995, the Company acquired 100 % of the issued and outstanding capital stock (the "IFR Stock") of Industrial Fabrication & Repair, Inc. ("IFR") from its sole shareholder who was a non-affiliated third party to the Company in a private transaction exempt from registration under applicable federal and state securities laws intended to be tax-free pursuant to Section 368 of the Internal Revenue Code of 1986, as amended, in exchange for 125,925 shares of the Company's common stock. The Company granted such exchanging IFR shareholder a 24 month right of first refusal as to the IFR Stock in the event of a change of control of the Company (as defined in the Agreement) if the Company should desire to transfer the IFR Stock or sell all or substantially all of IFR's assets.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

IFR based in Knoxville, Tennessee, provides specialized contracting, machinery, tools and design work, and sells power transmission supplies. The principle followed in determining the amount of consideration paid by the Company was a multiple of book value of IFR, such book value having been adjusted to reflect the fair market value of readily identifiable tangible assets recorded in the books and records of IFR at April 30, 1995. In addition the Company acquired a building and property to house the expanded operations of IFR through the assumption of debt and cash of approximately $ 880,000. In conjunction with the above IFR and real property acquisition, the Company issued 117,025 shares of common stock in conjunction with finders fees, consulting and professional fees directly associated with the acquisition of the new facility and the acquisition of IFR. In addition, the Company issued 37,975 shares of common stock which has been charged to expense as discussed in Note 13 to the financial statements.

The IFR and Building transaction was recorded as follows:

                    Inventory                      $   494,070
                    Equipment                          478,678
                    Autos and trucks                   136,169
                    Leasehold improvements              39,074
                    Land and building                  882,618
                    Other assets                       315,208
                    Goodwill                         1,405,629
                                                   -----------

                                                    $3,751,446
                                                    ==========

                    Liabilities - IFR              $   669,869
                    Liabilities - Building             882,618
                    Deferred taxes                     235,000
                    Stock issued                     1,963,959
                                                   -----------

                                                   $ 3,751,446
                                                   ===========

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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on June 30, 1994:

                                                             Year
                                                             Ended
                                                         June 30, 1995
                                                         -------------

              Revenue                                   $ 5,069,916
              Net Loss                                  $(2,398,385)
              Net Loss per share                             $(2.09)

The above amounts are based upon IFR's historical results of operations for the twelve month period ended June 30,1995. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

ACQUISITION OF  AMERICAN INDUSTRIAL MANAGEMENT, INC.

In February 1996, the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc. ("AIM") for assumption of liabilities. Pursuant to the transaction, 17,500 shares of the Company's common stock were issued for acquisition costs which have been charged to acquisition expense as discussed in Note 13 to the financial statements.

The AIM transaction was recorded as follows:

              Cash acquired              $   20,124
              Receivables assumed            42,279
              Equipment                       3,066
              Acquisition costs              76,890
                                        -----------

                                        $   142,359
                                        ===========

              Liabilities               $    74,333
              Stock                          68,026
                                        -----------

                                        $   142,359
                                        ===========

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

EXPANSION OF OPERATIONS - PRODUCTS THAT PRODUCE

In October 1995, the Company formed Products That Produce, Inc. ("PTP") to expand into the consumer products industry. PTP business plan provides that it will assist inventors of fresh, innovative consumer products in getting those products to market through the provision of a wide array of comprehensive services, including everything from package design, to manufacturing, to receivables financing. As discussed in Note 13 to the financial statements, $1,091,308 in startup costs and $700,000 of mineral exploration costs have been expensed for the year ended June 30, 1996.

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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 5 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 1996, the Company issued 158,500 shares of common stock in connection with the startup and acquisition of PTP and AIM; issued 80,000 shares of common stock in connection with equipment acquisitions, the development and maintenance of web sites on the Internet; issued 140,000 shares of common stock in connection with mine exploration; issued 132,466 shares of common stock in connection with advertising and legal fees; and issued 13,824 shares of common stock in connection with certain operating expenses in transactions not affecting cash flows. Total value of the stock issued was $ 2,622,183. In addition, during the year ended June 30, 1996, a note payable of $ 936,770 was converted to 170,322 shares of common stock in a transaction not affecting cash.

During the year ended June 30, 1995, the Company issued 492,285 shares of common stock in connection with the start up and acquisition of NHP Manufacturing and IFR and in connection with the acquisition of land and building. The total value of the stock issued was $ 3,722,406.

The Company values securities exchanged in acquisitions and or for goods and services at current closing bid price at the date the parties came to a mutual understanding of the terms of the arrangement and agree to a binding contract. Transactions involving certain securities with restrictions issued in exchange for the above are valued at approximately 75% of the closing bid price using the aforementioned date.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 6 - LEASE OBLIGATIONS

CAPITAL LEASES

Future minimum lease payments under noncancelable capital leases having terms in excess of one year are as follows:

              Years ended June 30:
                        1997                                          $  53,027
                        1998                                             53,027
                        1999                                             53,027
                        2000                                             50,310
                        2001                                              3,063
                                                                      ---------

                    Total future minimum lease payments                 212,454

                    Less amount representing interest                    45,213
                                                                      ---------
                    Present value of minimum lease payments             167,241

                    Less current portion                                 36,910
                                                                      ---------

                    Capital lease obligations, less current portion   $ 130,331
                                                                      =========

Included in fixed assets are the following assets under capital leases:

                                                      June 30,          June 30,
                                                        1996              1995
                                                        ----              ----

Machinery and equipment                               $211,901          $211,901
Less accumulated depreciation                           16,853             1,000
                                                      --------          --------

                                                      $195,048          $210,901
                                                      ========          ========
OPERATING LEASES

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
                                               ============

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                               June      June
                                                             30, 1996   30, 1995
                                                             --------- ---------

       Demand note payable to an individual,
         interest at 7.4 %, unsecured                        $ 25,000   $ 25,000

       Demand note payable to an individual,
       interest at 6 %, unsecured.                             12,000     20,000

       Notes payable to credit  corporations, interest
       at 9.9 %,  principal and interest of $ 860 due
       monthly through May 1999, secured by automobiles.       23,000     10,304

       Notes payable to a bank,  interest ranging from
       7.75 % to 10 %, principal and interest of $ 2,249 due
       monthly through March 1999, secured by equipment.      129,416    180,661

       Capital  leases  payable  to two  leasing  companies,
       interest  at 10 %, principal and interest of $ 4,419
       due monthly through June 2000, secured by
       production equipment.                                  167,241    235,000

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

Note 7 - Long-Term Debt (continued)

       First Mortgage payable to individuals,  interest
       at 7.75 %, principal and interest of $ 5,400 due
       monthly through July 2002, secured by land and
       building.                                             360,841     398,907

       Property taxes payable under agreement with the
       City and County for acquisition of land and
       building, payments of $ 6,336 through June 1996,
       and $ 2,538 from July 1996 to June 1997.               75,868     101,211
                                                            --------    --------

                                                             793,366     971,083

                         Less current portion                254,159     250,626
                                                           ---------    --------

                                                           $ 539,207   $ 720,457
                                                           =========   =========


Maturities of long-term debt are as follows:

         Year ending June 30,

                  1997                                                254,159
                  1998                                                147,631
                  1999                                                131,422
                  2000                                                106,717
                  2001                                                 71,884
                  Thereafter                                           81,553
                                                                  -----------

                                                                  $   793,366
                                                                  ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 1996, the Company issued 140,000 shares of common stock to related parties, as defined under FASB 57, pursuant to costs associated with the successful prospecting, acquisition of mineral rights and the geophysical analysis of the mineral used in Mr. Food's AlloFresh. As discussed in Note 13 to the financial statements, costs of $ 700,000 have been charged to expense for the year ended June 30, 1996.

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

In conjunction with the manufacturing agreement with Naturale, the acquisition of Outside Industrial Services, Inc., Industrial Fabrication & Repair, Inc. and the acquisition of machinery, equipment, and real property, the Company issued 483,000 shares of common stock valued at $ 2,599,607 and cash totaling $ 298,500 to officers and other related parties associated with the Company's major stockholder, as defined under FASB 57, for the year ended June 30, 1995, in payment of organization, start up and acquisition costs. Of this amount, approximately $ 1,900,000 was charged to expense as disclosed in Note 13 to the financial statements.

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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 9 - BUSINESS SEGMENTS (CONTINUED)

Identifiable assets, revenue, and operating earnings for each business segment are:

                                                   Identifiable Assets
                                              June 30,            June 30,
                                               1996                1995
                                               ----                ----
          Staffing                          $  104,161          $  235,061
          Consumer Products                  1,115,353           1,054,038
          Manufacturing                      6,483,333           4,309,149
                                            ----------          ----------
                            Total           $7,702,847          $5,598,248
                                            ==========          ==========

                                                       Revenues
                                              June 30,             June 30,
                                                1996                1995
                                                ----                ----
          Staffing                          $  582,217          $1,286,786
          Consumer Products                    787,140           1,174,921
          Manufacturing                      2,451,323             363,323
                                           ----------          ----------
                            Total           $3,820,680          $2,825,030
                                            ==========          ==========

                                                   Operating (Losses)
                                                        Profits
                                               June 30,           June 30,
                                                 1996               1995
                                                 ----               ----
          Staffing                         $    (9,745)         $  (154,533)
          Consumer Products                 (1,480,415)            (681,541)
          Manufacturing                        382,553             (431,709)
                                           -----------          -----------
                            Total          $(1,107,607)         $(1,267,783)
                                           ===========          ===========

NOTE 10 - INCOME TAXES

The Company provides deferred income tax assets and liabilities under FASB 109 for timing differences between book and taxable income. The Company files tax returns on a separate company basis which can result in income tax expense or income tax benefits while having an overall consolidated loss.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (CONTINUED)

The provision for income taxes is made up as follows:
                                                     June 30,          June 30,
                                                       1996              1995
Currently Payable:
     Federal                                        $  56,226         $  53,890
     State                                             10,553            11,109
                                                    ---------         ---------
                                                       66,779            64,999
                                                    ---------         ---------
Deferred Tax Liability:
     Federal                                          (37,122)            1,260
     State                                             (6,969)              240
                                                    ---------         ---------
                                                      (44,091)            1,500
                                                    ---------         ---------
Deferred Tax Asset:
     Federal                                          200,159          (201,727)
     State                                             37,473           (37,773)
                                                    ---------         ---------
                                                      237,632          (239,500)
                                                    ---------         ---------
Income Tax Provision                                $ 260,320         $(173,001)
                                                    =========         =========

The components of deferred income tax liability and deferred income tax asset are as follows:

                                                     June 30,          June 30,
                                                       1996              1995
                                                       ----              ----
Liability:
     Expenses                                       $    --           $   1,500
     Inventory                                        (18,980)             --
     Depreciation                                     (25,111)             --
                                                    ---------         ---------
                                                    $ (44,091)        $   1,500
                                                    =========         =========
Assets:
     Expenses                                       $     632         $  (2,500)
     Net operating loss carryover                     237,000          (237,000)
                                                    ---------         ---------
                                                    $ 237,632         $(239,500)
                                                    =========         =========
                                      F-24

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (CONTINUED)

The deferred tax liability and asset at year end are as follows:

                                                      June 30,         June 30,
                                                        1996             1995
                                                        ----             ----
Liability:
     Expenses                                      $     1,500      $     1,500
     Inventory                                          39,620           58,600
     Depreciation / Tax Basis                          151,289          176,400
                                                   -----------      -----------
                                                       192,409          236,500
                                                   -----------      -----------
Assets:
     Expenses                                           (1,868)          (2,500)
     Net operating loss carryover                         --           (237,000)
                                                   -----------      -----------
                                                        (1,868)        (239,500)
                                                   -----------      -----------

     Net Liability (Asset)                         $   190,541      $    (3,000)
                                                   ===========      ===========

The net liability (assets) are reflected in the financial statements as follows:

                                                      June 30,         June 30,
                                                        1996             1995
                                                        ----             ----

     Current (Tax Benefit)                         $    65,000      $  (193,000)
     Non Current                                   $   125,541      $   190,000

The Company and subsidiaries also had available the following net operating loss carryovers and timing differences which were subjected to the valuation process and were determined to have no value at year end.
                                                       June 30,         June 30,
                                                        1996             1995

Total net operating losses and timing differences  $ 2,671,559      $   880,253
                                                   ===========      ===========

Potential future tax benefit                         1,014,124          334,144
Less valuation reserve                              (1,014,124)        (334,144)
                                                   -----------      -----------
Future tax benefit from net operating losses       $         0      $         0
                                                   ===========      ===========

The Company utilized the required statutory rate of 6% for state income taxes and 34% for federal income taxes. The net operating losses will begin to expire in 2010.
                                      F-25

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

NOTE 13 - OTHER EXPENSES

On August 30, 1996, the Company filed with the Securities and Exchange Commission (the SEC) Form SB-2, a registration Statement under the Securities Act of 1933. The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997, the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made the following expense charges to its financial statements for the years ended June 30, 1996 and June 30, 1995:

ACQUISITION COSTS -

Acquisition costs totaling $76,890 have been charged to expense for the year ended June 30, 1996 and represents the value of 17,000 shares of common stock and cash paid to unrelated parties pursuant to the acquisition of AIM. The acquisition has been accounted for based on the purchase method of accounting.

Acquisition costs totaling $1,980,602 have been charged to expense for the year ended June 30, 1995 and represents the value of 466,809 shares of common stock and cash paid pursuant to the acquisition of OPS, NHPM, and IFR. Of this amount, approximately $1,900,000 was incurred with related parties as defined under FASB
57. The acquisitions have been accounted for based on the purchase method of accounting.

MINERAL EXPLORATION -

Mineral exploration costs totaling $700,000 have been charged to expense for the year ended June 30, 1996. The mineral exploration costs was incurred in connection with the successful prospecting, acquisition of mineral rights and the geophysical analysis of the mineral used in Mr. Food's AlloFresh and was paid to a related party, as defined under FASB 57, with the issuance of 140,000 shares of common stock.

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 13 - OTHER EXPENSES (CONTINUED)

STARTUP EXPENSES -

Startup costs totaling $1,091,308 have been charged to expense for the year ended June 30, 1996. Startup costs represent pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's consumer products division, PTP. As a result of the formation of PTP, 141,000 shares of stock were issued to unrelated parties. The remaining $386,308 in startup costs represents operating expenses incurred during the startup phase.

WEB DEVELOPMENT -

Web development costs totaling $400,000 have been charged to expense for the year ended June 30, 1996. The costs were incurred in connection certain contracts to acquire equipment and to develop and maintain Internet web sites ultimately as an Internet provider to market its consumer products and through its manufacturing division, its inventory of refurbished gear boxes and other power transmission components internationally. The web development was paid for with the issuance of 80,000 shares of stock to an unrelated party.

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


3.7 Articles of Amendment to the Articles of Incorporation increasing the number of authorized common stock and setting for the redemption of the Series D Preferred Stock is incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33- 11189.

3.8 Articles of Amendment to the Articles of Incorporation decreasing the number of authorized common stock and effecting a reverse stock split is incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-11189.



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


Signature                           Title                Date
---------                           -----                ----


/s/ Ella Boutwell Chesnutt          President,           March 26, 1997
--------------------------          Director
Ella Boutwell Chesnutt


/s/ Jayme Dorrough                  Vice President,      March 26, 1997
--------------------------          Secretary, Director
Jayme Dorrough

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

3.7 Articles of Amendment to the Articles of Incorporation increasing the number of authorized common stock and setting for the redemption of the Series D Preferred Stock is incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33- 11189.

3.8 Articles of Amendment to the Articles of Incorporation decreasing the number of authorized common stock and effecting a reverse stock split is incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-11189.


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