Form 10QSB
period 1997-03-31
WORKFORCE SYSTEMS CORP /FL/
filed 1997-05-20
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

              8870 Cedar Springs Road, Suite 5, Knoxville, TN 37923
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  423-769-2380
                          --------------------------
                          (Issuer's telephone number)

                   105 West Fifth Avenue, Knoxville, TN 37917
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 15, 1997 the registrant had issued and outstanding 1,794,144 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS
                                                                   Page Number
                                                                   -----------

Consolidated Balance Sheets at March 31, 1997 (Unaudited)
and June 30, 1996 (Audited)                                                  2

Consolidated Statements of Operations for the three months
and nine months ended March 31, 1997 and 1996 (Unaudited)                    4

Consolidated Statements of Cash Flow for the
nine months ended March 31, 1997 and 1996 (Unaudited)                        5

Consolidated Statements of Stockholders' Equity for the nine
month period ended March 31, 1997 (Unaudited)                                6

Notes to the Unaudited Consolidated Financial Statements                     7

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                   March 31,        June 30,
                                                                     1997            1996
                                                                  -----------    -----------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS
           Cash                                                   $    98,765    $   938,487
           Receivables:
             Trade accounts receivables, no allowance necessary       607,505        633,188
           Inventory                                                1,825,575      1,412,896
           Prepaid expenses                                           775,000        711,510
                                                                  -----------    -----------

                     Total Current Assets                           3,306,845      3,696,081

PROPERTY, PLANT AND EQUIPMENT
           Land                                                       156,503        156,503
           Building and improvements                                1,380,442      1,380,442
           Machinery and equipment                                  1,395,706      1,125,921
           Autos and trucks                                           146,428        146,428
           Accumulated depreciation                                  (157,856)      (132,856)
                                                                  -----------    -----------

                     Total Property, Plant and Equipment            2,921,223      2,676,418


OTHER ASSETS
           Intangibles, net of accumulated amortization
             of $ 90,281  and $75,281, respectively                 2,516,350      1,330,348
                                                                  -----------    -----------
                                                                  $ 8,744,418    $ 7,702,847
                                                                  ===========    ===========

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                            March 31,      June 30,
                                                                               1997          1996
                                                                           -----------    -----------
                                                                           (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
           Accounts payable                                                $   322,195    $   390,895
           Accrued expenses                                                    129,853        113,507
           Accrued federal & state income taxes                                315,000        132,359
           Deferred income tax liability                                        65,000         65,000
           Current portion of long term debt                                   275,000        254,159
                                                                           -----------    -----------

                     Total Current Liabilities                             $ 1,107,048    $   955,920

NON CURRENT DEFERRED INCOME TAXES                                              125,000        125,541

LONG TERM DEBT, less current portion                                           499,555        539,207

RELATED PARTY NOTE PAYABLE                                                         -0-        132,667

STOCKHOLDER'S EQUITY
           Series A Preferred Stock, $.001 par value, 30 shares
                     authorized, 30 shares issued and outstanding                  -0-            -0-
           Series C Preferred Stock, $.001 par value, 30,000 shares
                     authorized, 30,000 shares issued and outstanding               30             30
           Series D Preferred Stock, $.001 par value, 1,000,000 shares
                     authorized, 1,000,000 shares issued and outstanding         1,000          1,000
           Common stock, $.001 par value, 25,000,000 shares
                     authorized,  shares and 2,752,426
                     shares issued and outstanding                               2,752          2,421
           Paid in capital                                                   9,169,181      8,569,011
           Retained earnings                                                (2,160,148)    (2,622,950)
                                                                           -----------    -----------

                     Total Stockholders' Equity                              7,012,815      5,949,512
                                                                           -----------    -----------

                                                                           $ 8,744,418    $ 7,702,847
                                                                           ===========    ===========


                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                          For the three   For the three  For the nine    For the nine
                                                          months ended     months ended  months ended    months ended
                                                             March 31,       March 31,      March 31,       March 31,
                                                              1997             1996          1997            1996
                                                           ----------      ----------      ----------      ----------
                                                           (unaudited)      (unaudited)   (unaudited)     (unaudited)
Revenues earned                                            $1,238,055      $  987,641      $3,586,837      $3,158,452
Cost of revenues earned                                       731,022         608,820       2,091,983       1,855,480
                                                           ----------      ----------      ----------      ----------
           Gross Profit                                       507,033         378,821       1,494,854       1,302,972

Selling, general and administrative expenses                  358,465         155,460         809,552         617,211
                                                           ----------      ----------      ----------      ----------

           Income from operations                             148,568         223,361         685,302         685,761

Income tax provision                                           45,000          72,250         222,500         234,500
                                                            ----------      ----------      ----------      ----------

           Net Income                                      $  103,568      $  151,111      $  462,802      $  451,261
                                                           ==========      ==========      ==========      ==========

Earnings per common and common equivalent share:
           Net income before payment of dividends          $  103,568      $  151,111      $  462,802      $  451,261
            Dividends paid                                       --             6,840            --            39,837
                                                           ----------      ----------      ----------      ----------
           Net income available to common shareholders     $  103,568      $  144,271      $  462,802      $  411,424
                                                           ==========      ==========      ==========      ==========

Earnings Per Share:
           Net Income                                      $      .04      $      .08      $      .19      $      .26
           Average weighted shares outstanding              2,430,850       1,703,306       2,430,850       1,598,903


                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                         For the nine     For the nine
                                                                         months ended     months ended
                                                                          March 31,        March 31,
                                                                             1997             1996
                                                                         -----------       -----------
                                                                         (unaudited)       (unaudited)
OPERATING ACTIVITIES:
           Net income                                                    $   462,802       $   451,261
           Adjustments to reconcile net income to
             net cash provided by operating activities:
               Amortization and depreciation                                 170,000           171,024
           Changes in operating assets and liabilities:
               (Increase) decrease in receivables                             25,683           370,292
               (Increase) decrease in prepaid expense                        (63,490)         (436,225)
               (Increase) decrease in inventory                             (412,679)         (679,059)
               (Decrease) in accounts payable                                (68,700)          (67,649)
               Increase (decrease) in accrued federal & state taxes          182,641            60,000
               Increase (decrease) in miscellaneous liabilities               37,187            30,845
                                                                         -----------       -----------
           Net Cash Provided (Used) by Operating Activities                  333,444           (99,511)

NET CASH PROVIDED FROM INVESTING AND
           FINANCING ACTIVITIES:                                          (1,173,166)          148,274

 Net Increase (Decrease) in Cash and Cash Equivalents                       (839,722)          (48,763)

 Cash and Cash Equivalents, Beginning of Period                              938,487            91,652
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    98,765       $    42,889
                                                                         ===========       ===========


                                        WORKFORCE SYSTEMS CORP.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               for the nine months ended March 31, 1997
                                              (unaudited)

                                   Preferred stock       Common stock
                                   $.001 par value       $.001 par value
                                   2,000,000 shares      10,000,000 shares
                                   authorized            authorized
                                   1,030,030             2,670,836           Additional                   Total
                                   shares issued         shares issued       Paid-In       Retained
Stockholders'
                                   and outstanding       and outstanding     Capital       Earnings       Equity
                                   ---------------       ---------------     -------       --------       ------
Balance, July 1, 1996              $     1,030           $     2,421         $8,569,011    $(2,622,950)  $5,949,512

Issuance of  shares of common
 stock                                                           331            600,170                     600,501

Net income for the nine months
  ended March 31, 1997                                                                         462,802   $  462,802
                                   -----------           -----------         ----------       --------   ----------

Balance, March 31, 1997            $     1,030           $     2,752          $9,169,181    $(2,160,148)  $7,012,815
               === ====            ===========           ===========          ==========    ===========   ==========


                             WORKFORCE SYSTEMS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997


Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.

        On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made the following expense charges to its financial statements for the years ended June 30, 1996 and June 30, 1995 which are reflected in the balance sheets presented herein.

        Acquisition costs totaling $76,890 have been charged to expense for the year ended June 30, 196 and represents the value of 17,000 shares of common stock and cash paid to unrelated parties pursuant to the acquisition of American Industrial Management, Inc. The acquisition has been accounted for based on the purchase method of accounting.

        Acquisition costs totaling $1,980,602 have been charged to expense for the year ended June 30, 1995 and represent the value of 466,809 shares of common stock and cash paid pursuant to the acquisitions of Outside Plant Services, Inc., NHP Manufacturing Corp. and Industrial Fabrication & Repair, Inc. Of this amount, approximately $1,900,000 was incurred with related parties as defined under FASB 57. The acquisitions have been accounted for based on the purchase method of accounting.

        Mineral exploration costs totaling $700,000 have been charged to expense for the year ended June 30, 1996. The mineral exploration costs was incurred in connection with the successful prospecting, acquisition of mineral rights and geophysical analysis of the mineral under in Mr. Food's AlloFresh and was paid to a related party as defined under FASB 57 with the issuance of 140,000 shares of common stock.

        Startup costs totaling $1,091,308 have been charged to expense for the year ended June 30, 1996. Startup costs represent pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's Consumer Productions Division. As a result of the formation of Products That Produce, Inc., 141,000 shares of stock were issued to unrelated parties. The remaining $386,308 in startup costs represents operating expenses incurred during the startup phase.

        Web development costs totaling $400,000 have been charged to expense for the year ended June 301, 1996. The costs were incurred in connection with certain contracts to acquire equipment and to develop and maintain Internet web sites ultimately as an Internet provider to market its consumer products and, through its Manufacturing Division, its inventory of refurbished gear boxes and other power transmission components internationally. The web development was paid for with the issuance of 80,000 shares of stock to an unrelated party.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended June 30, 1996 as filed with the Securities and Exchange Commission.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

      Consolidated revenues for three months ended March 31, 1997 ("Third Quarter Fiscal 1997") increased approximately $ 250,414 or approximately 25% from the three months ended March 31, 1996 ("Third Quarter Fiscal 1996"). Gross profit increased modestly in Third Quarter Fiscal 1997 as compared to Third Quarter Fiscal 1996. Selling, general and administrative expenses (SG&A) increased approximately $203,005 or 130% in Third Quarter Fiscal 1997 from Third Quarter Fiscal 1996 as a result of the continued expansion of the Manufacturing Division which commenced in the fourth quarter of Fiscal 1996. Income from operations decreased approximately $75,000 or approximately 34% in Third Quarter Fiscal 1997 from the comparable period in Fiscal 1996 as a result of the increase in SG&A in the Manufacturing Division as hereinafter discussed.

      Consolidated revenues for nine months ended March 31, 1997 ("Fiscal 1997 To Date") increased approximately $428,000 or approximately 14% from the nine months ended March 31, 1996 ("Fiscal 1996 To Date"). Gross profit in Fiscal 1997 To Date remained relatively constant as compared to Fiscal 1996 To Date. SG&A increased approximately $192,341 or approximately 131% in Fiscal 1997 To Date from Fiscal 1996 To Date as a result of the continued expansion of the Manufacturing Division. Income from operations remained relatively constant in Fiscal 1997 To Date from the comparable period in Fiscal 1996.

      Following you will find a separate discussion regarding the results of operations for each of the Manufacturing Division, Staffing Division and Consumer Products Division.

Manufacturing Division

      Revenues from the Manufacturing Division were approximately $935,400 for Third Quarter Fiscal 1997 versus revenues of approximately $701,000 for the comparable period in Fiscal 1996. Revenues from the Manufacturing Division were approximately $2,555,430 for Fiscal 1997 To Date versus revenues of approximately $2,148,225 for the comparable period in Fiscal 1996. Income from operations increased approximately 15.5% in Third Quarter Fiscal 1997 from the comparable period in Third Quarter Fiscal 1996.

      The increase in revenues at the Manufacturing Division is a result of the expansion of that division which began in Fiscal 1997 through a broadening of the core operations to include both a diversification of the fabrication work to include more CNC and other higher margin fabrication work as well as the sale as an authorized distributor of power transmission components to pre-existing customers and to various new industrial clients with the opening of the new Dalton, Georgia location of Maintenance Requisition Order Corp. ("MRO"). The increase in SG&A expenses for the three months and nine months ended March 31, 1997 from the comparable periods in Fiscal 1996 reflects increased sales and marketing efforts. For the balance of Fiscal 1997 and beyond, management of the Company anticipates, as a result of the aggresive growth posture of the Manufacturing Division, that SG&A will continue to increase as the revenues base increases. For the balance of Fiscal 1997, based upon information available to date, management of the Company believes the Manufacturing Division will continue to increase revenues based upon its current plans of operations.

Staffing Division

      Revenues from the Staffing Division were approximately $ 277,000 for Third Quarter Fiscal 1997 versus revenues of approximately $148,000 for the comparable period in Fiscal 1996. Revenues from the Staffing Division were approximately $700,555 for Fiscal 1997 To Date versus revenues of approximately $495,000 for the comparable period in Fiscal 1996. Income from operations decreased approximately 14% for Third Quarter Fiscal 1997 from the comparable period in Third Quarter Fiscal 1996 as a result of the increase in revenues attributable to lower margin accounts.

      For the balance of Fiscal 1997 management of the Company believes the Staffing Division will continue to increase revenues based upon their current plans of operations.

Consumer Products Division

      Revenues from the Consumer Products Division were approximately $25,000 for Third Quarter Fiscal 1997 versus revenues of approximately $128,000 for the comparable period in Fiscal 1996. Revenues from the Consumer Products Division were approximately $330,070 for Fiscal 1997 To Date versus revenues of approximately $504,000 for the comparable period in Fiscal 1996. Income from operations decreased approximately 4% for Third Quarter Fiscal 1997 from the comparable period in Third Quarter Fiscal 1996 as a result of the decrease in revenues.

      The foregoing results are consistent with those disclosed in prior periods and reflect decrease in revenues which results from the maturity of one product (the ThawMaster family of thawing trays) and the infancy in the life span of that division's newest product, Mr. Food's AlloFresh, for which introduction at the retail level was commenced in the beginning of Fiscal 1997.

      As  hereinafter  described in Liquidity  and Capital  Resources as well as
Part II, Item 5, should the Company conclude its acquisition of Federal, such acquisition would have a material impact on the Company's revenues which could be reflected as early as the fourth quarter of Fiscal 1997. There can be no assurances, however, that such acquisition will ultimately be consummated.

Liquidity and Capital Resources

      The Company's working capital at March 31, 1997 was $2,199,797, a decrease of approximately $540,000 from June 30, 1996. This decrease in working capital is primarily the result of the acquisition of additional inventory, property, plant and equipment related to the growth of the Manufacturing Division as well as additional costs incurred by the Consumer Products Division with respect to its newest product, Mr. Food's AlloFresh. At the present time the Company's operations are sufficient to satisfy its cash needs. Currently, the Company has no external sources of working capital; however, the Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement. At the present time, the Company has no material commitments for any additional capital expenditures.

      As hereinafter described in Part II, Item 5, the Company has signed a letter of intent to acquire 100% of the issued and outstanding capital stock of Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which together serve as a fabricator and distributor of custom-designed fire sprinkler systems and components in exchange for 110,000 shares of the Company's restricted common stock. Based upon the Company's due diligence to date, while there can be no assurances, such due diligence reflects that Federal's existing receivable factoring arrangements and internal sources of working capital are sufficient to satisfy Federal's cash needs. Accordingly, assuming the conclusion of such acquisition, of which there can be no assurance, it presently appears to management of the Company based upon information known to date that no additional working capital is required by Federal to continue its operations on the basis now conducted.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Changes in Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

      On May 7, 1997 the registrant executed a letter of intent to acquire 100% of the issued and outstanding capital stock of Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which together serve as a fabricator and distributor of custom-designed fire sprinkler systems and components in exchange for 110,000 shares of the registrant's restricted common stock. Under the terms of the letter of intent, following the completion of the acquisition, which is expected to within 30 days of the execution of the letter of intent,

Robert Hausman, President of Federal, will join the registrant's Board of Directors and assume the additional post of President of the Registrant. Mrs. Ella Chesnutt, currently Chairman and President of the registrant, will remain as Chairman.





Item 6.     Exhibits and Reports on Form 8-K.

            (a)   None.

            (b)   None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Workforce Systems Corp,
                                          a Florida corporation

Date: May 20, 1997                        By: /s/ Ella Boutwell Chesnutt
                                               ---------------------------------
                                                   Ella Boutwell Chesnutt,
                                                   President