Form 10KSB/A
period 1996-06-30
WORKFORCE SYSTEMS CORP /FL/
filed 1997-06-04
CIK 893771

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


              8870 Cedar Springs Lane, Suite 5, Knoxville, TN 37923
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number:  423-769-2380
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


Manufacturing Division

      For Fiscal 1996 the Manufacturing Division reported revenues of approximately $2,451,323 or approximately 64% of the revenues of the Company on a consolidated basis versus revenues of approximately $363,324 or approximately 13% for Fiscal 1995. The increase in the revenues contributed by the Manufacturing Division reflects both revenue from this division for the entire fiscal year versus two months in Fiscal 1995 (as a result of the May 1995 acquisition of IFR) and an increase in the division's scope of core business to include not only computer numeric control (CNC) capability but a general increase in capacity as a result of the acquisition of the additional facility See "Properties".

      The Manufacturing Division reported gross profit of approximately $1,184,733 for an approximate 48% margin ^ for Fiscal 1996 versus gross profit of approximately $144,910 for an approximate 40% margin ^for Fiscal 1995. Management of the Company attributes the higher margins to diversification of IFR's core business following the acquisition by the Company in May 1995 to provide more revenue base in higher margin, custom fabrication and CNC projects. SG&A expenses were approximately $163,167 in Fiscal 1996 versus approximately $134,522 in Fiscal 1995. SG&A in Fiscal 1995 included one time charges made subsequent to the May 1995 acquisition of IFR by the Company. ^. Management of the Company anticipates the Manufacturing Division will be able to maintain is current margins as the business increases. The Manufacturing Division is not subject either to customer or product reliance or life cycles product thereof.


Staffing Division

      For Fiscal 1996 the Staffing Division reported revenues of approximately $576,215 or approximately 15% of the revenues of the Company on a consolidated basis versus revenues of approximately $1,286,786 representing approximately 45% of the revenues of the Company on a consolidated basis for Fiscal 1995. The decrease in the percentage attributable to the total revenues for the Company on a consolidated basis reflects both revenues from the Manufacturing Division for twelve months during Fiscal 1996 versus two months during Fiscal 1995 as a result of the acquisition of IFR in May 1995 as well as a decrease in revenues within that division. On a stand alone basis, revenues for the Staffing Division decreased approximately 55 % in Fiscal 1996 from Fiscal 1995.

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

      The Staffing Division reported gross profit of approximately $192,291 for an approximate margin of 33% for Fiscal 1996 versus a gross profit of approximately $308,743 for an approximate margin of 24% for Fiscal 1995. While the gross profit is higher in Fiscal 1996, management of the Staffing Division does not believe this increase in percentage gross profit is indicative of any specific trend other than a general focus on securing higher margin accounts. Selling, general & administrative expenses ("SG&A") increased to approximately $96,702 from approximately $60,296, or approximately 60%, in Fiscal 1996 from Fiscal 1995 as a result of the acquisition of AIM. Such costs are stabilized during Fiscal 1997.

Consumer Products Division

      The Consumer Products Division reported revenues of approximately $787,140 or approximately 21% of the revenues on a consolidated basis in Fiscal 1996 versus revenues of approximately $1,174,921 or approximately 42% of the revenues of the Company on a consolidated basis in Fiscal 1995. The decrease in the percentage attributable to total revenues for the Company on a consolidated basis reflects revenues from the Manufacturing Division for twelve months during Fiscal 1996 versus two months during Fiscal 1995 as a result of the acquisition of IFR in May 1995 as well as the maturity of the ThawMaster family of products in the consumer marketplace. ^While there are no assurances that sales of the ThawMaster family of products will return to previous levels, management of Naturale, the marketing company, recently has expanded the distribution of the ThawMaster family of products into new market areas and offered more aggressive pricing structure to retailers in an effort to expand sales. The changes in retail pricing structure have no impact on the Company's margins under the Naturale Agreement. Further, management of the Company believes that through the formation of PTP and the introduction of Mr. Food's AlloFresh (see below), that revenues of this division will return to historic levels prior to the end of Fiscal 1997.


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


      The Consumer Products Division reported gross profit of approximately $292,063 for an approximate margin of 37% ^in Fiscal 1996 versus a gross profit of approximately $458,059, or an approximate 39% margin the comparable period in Fiscal 1995. SG&A ^ increased by approximately $38,852 in Fiscal 1996 ^versus Fiscal 1995 as a result of one full year of operation following the execution of the Naturale Agreement in November 1995 and the attendant ramp up of operations as well as planned expansion in this division through the formation of PTP. ^


Liquidity and Capital Resources


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

--------------------------------------------------------------------------------
                             WORKFORCE SYSTEMS CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              as of and for the years ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS AND EXPANSIONS (CONTINUED)


IFR based in Knoxville, Tennessee, provides specialized contracting, machinery, tools and design work, and sells power transmission supplies. The principle followed in determining the amount of consideration paid by the Company was a multiple of book value of IFR, such book value having been adjusted to reflect the fair market value of readily identifiable tangible assets recorded in the books and records of IFR at April 30, 1995. In addition the Company acquired a building and property to house the expanded operations of IFR through the assumption of approximately $ 400,000 of debt and approximately $ 440,000 of cash payments. In conjunction with the above IFR and real property acquisition, the Company issued 117,025 shares of common stock in conjunction with finders fees, consulting and professional fees directly associated with the acquisition of the new facility and the acquisition of IFR. In addition, the Company issued 37,975 shares of common stock which has been charged to expense as discussed in
Note 13 to the financial statements.


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


      (2) Mrs. Chesnutt and Mrs. Dorrough are the officers and directors of Yucatan Holding Company and Mrs. Dorrough is sole shareholder.


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


Signature                           Title                Date
---------                           -----                ----


/s/ Ella Boutwell Chesnutt          President,           June 4, 1997
--------------------------          Director
Ella Boutwell Chesnutt


/s/ Jayme Dorrough                  Vice President,      June 4, 1997
--------------------------          Secretary, Director
Jayme Dorrough