Form 10QSB/A
period 1996-09-30
WORKFORCE SYSTEMS CORP /FL/
filed 1997-06-18
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


              8870 Cedar Springs Lane, Suite 5, Knoxville, TN 37923
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  423-769-2380
                           -------------------------
                          (Issuer's telephone number)

              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

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

      The Registrant hereby amends the items and financial statements of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 as set forth below:
                            LIST OF ITEMS AMENDED

                        PART I - FINANCIAL INFORMATION

Item                                                              Page Number
----                                                              -----------

1.          Consolidated Balance Sheets at September 30, 1996
            (Unaudited) and June 30, 1996 (Audited)                          2

            Consolidated Statements of Stockholders' Equity for the
            three month period ended September 30, 1996 (Unaudited)          4

            Consolidated Statements of Cash Flows for the three
            months ended September 30, 1996 (Unaudited)
            and 1995 (Unaudited)                                             5

            Notes to the Unaudited Consolidated Financial Statements         6

                             TEXT OF ITEMS AMENDED

      Each of the above listed Items is hereby amended by deleting each Item in its entirety and replacing it with the Items attached hereto and filed herewith.

      On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made certain expense charges to its financial statements for the year ended June 30, 1996 which are reflected in the Consolidated Balance Sheets at June 30, 1996 presented herein. On June 12, 1997 the SEC issued additional comments. The purpose of this amendment as a result of these comments, and prior year adjustments, is for the Company to amend its Consolidated Balance Sheets at June 30, 1996 and amend its Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholder's Equity, Consolidated Statements of Cash Flows and associated Notes to Unaudited Consolidated Financial Statements for the three months ended September 30, 1996. Contemporaneously with the filing of this 10Q-SB/A, the Company has also filed a 10Q-SB/A for the quarter ended March 31, 1997 which reflects a change in the Company's policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing. Readers are referred to the 10Q-SB/A for the quarterly period ended March 31, 1997.

PART I - FINANCIAL INFORMATION

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                        September 30      June 30,
                                                            1996            1996
                                                        -----------    -----------
                                                        (unaudited)
ASSETS

CURRENT ASSETS
      Cash                                              $   201,069    $   938,487
      Receivables:
        Trade accounts receivables, no allowance
          necessary                                         649,829        633,188
       Inventory                                          1,758,823      1,412,896
      Prepaid expenses                                      674,226        711,510
                                                        -----------    -----------

            Total Current Assets                          3,283,947      3,696,081

PROPERTY, PLANT AND EQUIPMENT
      Land                                                  156,503        156,503
      Building and improvements                           1,381,460      1,380,422
      Machinery and equipment                             1,297,035      1,125,921
      Autos and trucks                                      181,003        146,428
      Accumulated depreciation                             (160,356)      (132,856)
                                                        -----------    -----------

            Total Property, Plant and Equipment           2,855,645      2,676,418


OTHER ASSETS

      Intangibles, net of accumulated amortization
        of $17,571 and $92,852, respective                1,541,817      1,330,348

                                                        $ 7,681,409    $ 7,702,847
                                                        ===========    ===========

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                            September 30,     June 30,
                                                                 1996           1996
                                                            -----------    -----------
                                                             (unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts Payable                                       $   338,356    $   390,895
     Accrued expenses                                            72,371        113,507
     Accrued income taxes                                       190,356        132,359
     Deferred income tax liability                               65,000         65,000
     Current portion of long term debt                          275,000        254,159
                                                            -----------    -----------

              Total Current Liabilities                         941,083        955,920

NON CURRENT DEFERRED INCOME TAXES                               125,541        125,541

LONG TERM DEBT, less current portion                            491,668        539,207

RELATED PARTY NOTE PAYABLE                                         --          132,667

STOCKHOLDER'S EQUITY
 Series A preferred stock, $.001 par value,  30 shares
     authorized, 30 shares issued and outstanding                  --             --
 Series C preferred stock, $.001 par value, 30,000 shares
     authorized, 30,000 shares issued and outstanding                30             30
 Series D preferred stock, $.001 par value, 1,000,000
     shares authorized, 1,000,000 shares issued
     and outstanding                                              1,000          1,000
 Common stock, $.001 par value, 10,000,000 shares
     authorized, 2,420,836 and 1,503,724 shares
     issued and outstanding                                       2,421          2,421
 Paid in capital                                              8,569,011      8,569,011
 Retained earnings                                           (2,449,345)    (2,622,950)
                                                            -----------    -----------

                  Total Stockholders' Equity                  6,123,117      5,949,512
                                                            -----------    -----------

                                                            $ 7,681,409    $ 7,702,847
                                                            ===========    ===========

                                           WORKFORCE SYSTEMS CORP.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                for the three months ended September 30, 1996
                                                 (unaudited)


                                   Preferred stock     Common stock
                                   $.001 par value     $.001 par value
                                   2,000,000 shares    10,000,000 shares
                                   authorized          authorized
                                   1,030,030           2,420,836          Additional                   Total
                                   shares issued       shares issued      Paid-In      Retained        Stockholders'
                                   and outstanding     and outstanding    Capital      Earnings        Equity
                                   ---------------     ---------------    -------      --------        ------
Balance, June 30, 1996             $    1,030          $   2,421          $8,569,011   $(2,622,950)    $5,949,512

Net income for the three months
  ended September 30, 1996                  -                 -                   -        173,605        173,605
                                   ----------          ---------          ----------   -----------     ----------

Balance, December 31, 1996         $    1,030          $   2,421          $8,569,011   $(2,449,345)    $6,123,117
                                   ==========          =========          ==========   ===========     ==========

                            WORKFORCE SYSTEMS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                         For the three    For the three
                                                         months ended     months ended
                                                         September 30,    September 30,
                                                             1996             1995
                                                         ------------     ------------
                                                          (unaudited)      (unaudited)
OPERATING ACTIVITIES:
      Net income                                           $ 173,605       $ 164,343
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Amortization and depreciation                       67,500          67,511
      Changes in operating assets and liabilities:
         (Increase) in receivables                           (16,641)        (49,031)
          (Increase) decrease in prepaid expense              37,284           8,979
          (Increase) in inventory                           (345,927)       (146,885)
          Increase in income tax accounts                     57,997         (13,274)
          (Decrease) in accounts payable                     (52,539)        (30,279)
          Increase (decrease) in miscellaneous liabilies     (41,136)        (72,079)
                                                           ---------       ---------

       Net Cash Provided (Used) by Operating Activities     (119,857)        (70,715)

INVESTING ACTIVITIES:
       (Increase) in start-up  costs                        (201,469)           --
        (Increase) in property, plant and equipment         (256,727)       (184,934)
                                                           ---------       ---------

      Net Cash Provided (Used) by Investing Activities      (458,196)       (184,934)

FINANCING ACTIVITIES:
        (Decrease) in long term debt                         (26,698)        (19,229)
        Dividends paid                                          --           (19,317)
        Increase (Decrease)  in related party note payable  (132,667)        273,676
                                                           ---------       ---------
      Net Cash Provided (Used) by Financing Activities      (159,365)        235,130

 Net (Decrease) in Cash and Cash Equivalents                (737,418)        (20,519)

 Cash and Cash Equivalents, Beginning of Period              938,487          91,652
                                                           ---------       ---------

  Cash and Cash Equivalents, End of Period                 $ 201,069       $  71,133
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

      On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made the following expense charges to its financial statements for the year ended June 30, 1996 which are reflected in the balance sheets presented herein. On June 12, 1997 the SEC issued additional comments. As a result of these comments and prior year adjustments, the Company has amended its Consolidated Balance Sheets, Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the three months ended September 30, 1996 to incorporate such. The expense charges to the financial statements for the year ended June 30, 1996 resulting in the changes to the Company's financial statements listed above are, specifically:

      Acquisition costs totaling $76,890 have been charged to expense for the year ended June 30, 1996 and represents the value of 17,000 shares of common stock and cash paid to unrelated parties pursuant to the acquisition of American Industrial Management, Inc. The acquisition has been accounted for based on the purchase method of accounting.

      Mineral exploration costs totaling $700,000 have been charged to expense for the year ended June 30, 1996. The mineral exploration costs was incurred in connection with the successful prospecting, acquisition of mineral rights and geophysical analysis of the mineral used in Mr. Food's AlloFresh and was paid to a related party as defined under FASB 57 with the issuance of 140,000 shares of common stock.

      Startup costs totaling $1,091,308 have been charged to expense for the year ended June 30, 1996. Startup costs represent pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's Consumer Products Division. As a result of the formation of Products That Produce, Inc., 141,000 shares of stock were issued to unrelated parties. The remaining $386,308 in startup costs represents operating expenses incurred during the startup phase.

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

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSBA for the year ended June 30, 1996 as filed with the Securities and Exchange Commission. Contemporaneously with the filing of this 10Q-SB/A, the Company has also filed a 10Q-SB/A for the quarter ended March 31, 1997 which reflects a change in the Company's policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing. Readers are referred to the 10Q-SB/A for the quarterly period ended March 31, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Workforce Systems Corp,
                                          a Florida corporation

Date: June 16, 1997                       By: /s/ Ella Boutwell Chesnutt
                                              --------------------------
                                                Ella Boutwell Chesnutt,
                                                Chairman