Form 10QSB/A
period 1996-12-31
WORKFORCE SYSTEMS CORP /FL/
filed 1997-06-18
CIK 893771

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

      The Registrant hereby amends the items and financial statements of its Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996 as set forth below:
                            LIST OF ITEMS AMENDED

                        PART I - FINANCIAL INFORMATION
Item                                                                Page Number
----                                                                -----------

1.          Consolidated Balance Sheets at December 31, 1996
            (Unaudited) and June 30, 1996 (Audited)                          2

            Consolidated Statements of Stockholders' Equity for the
            three month and six months period ended December
            31, 1996 (Unaudited)                                             4

            Consolidated Statements of Cash Flows for the six
            months ended December 31, 1996 (Unaudited)
            and 1995 (Unaudited)                                             5

            Notes to the Unaudited Consolidated Financial Statements         6

                             TEXT OF ITEMS AMENDED

      Each of the above listed Items is hereby amended by deleting each Item in its entirety and replacing it with the Items attached hereto and filed herewith.

      On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made certain expense charges to its financial statements for the year ended June 30, 1996 which are reflected in the Consolidated Balance Sheets at June 30, 1996 presented herein. On June 12, 1997 the SEC issued additional comments. The purpose of this amendment is as a result of these comments, and prior year adjustments, is for the Company to amend its Consolidated Balance Sheets at June 30, 1996 and amend its Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholder's Equity, Consolidated Statements of Cash Flows and associated Notes to Unaudited Consolidated Financial Statements for the six months ended December 31, 1996. Contemporaneously with the filing of this 10Q-SB/A, the Company has also filed a 10Q-SB/A for the quarter ended March 31, 1997 which reflects a change in the Company's policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing. Readers are referred to the 10Q-SB/A for the quarterly period ended March 31, 1997.

PART 1.           FINANCIAL INFORMATION

                            WORKFORCE SYSTEMS CORP.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                          December 31,      June 30,
                                                             1996             1996
                                                        -----------       -----------
                                                        (unaudited)
ASSETS

CURRENT ASSETS
      Cash                                              $    98,466       $   938,487
      Receivables:
        Trade accounts receivables, no allowance
          necessary                                         628,269           633,188
       Inventory                                          1,799,200         1,412,896
      Prepaid expenses                                      865,000           711,510
                                                        -----------       -----------

            Total Current Assets                          3,390,935         3,696,081

PROPERTY, PLANT AND EQUIPMENT
      Land                                                  156,503           156,503
      Building and improvements                           1,417,136         1,380,422
      Machinery and equipment                             1,372,777         1,125,921
      Autos and trucks                                      208,858           146,428
      Accumulated depreciation                             (189,425)         (132,856)
                                                        -----------       -----------

            Total Property, Plant and Equipment           2,965,849         2,676,418


OTHER ASSETS

      Intangibles, net of accumulated amortization
        of $85,281 and $75,281, respective                1,501,827         1,330,348
                                                        -----------       -----------

                                                        $ 7,858,611       $ 7,702,847
                                                        ===========       ===========

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                             December 31,      June 30,
                                                                 1996           1996
                                                             -----------     -----------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts Payable                                        $   296,717     $   390,895
     Accrued expenses                                             98,272         113,507
     Accrued income taxes                                        278,076         132,359
     Deferred income tax liability                                65,000          65,000
     Current portion of long term debt                           275,000         254,159
                                                             -----------     -----------

              Total Current Liabilities                        1,013,065         955,920

NON CURRENT DEFERRED INCOME TAXES                                 97,550         125,541

LONG TERM DEBT, less current portion                             439,250         539,207

RELATED PARTY NOTE PAYABLE                                          --           132,667

STOCKHOLDER'S EQUITY
 Series A preferred stock, $.001 par value,  30 shares
     authorized, 30 shares issued and outstanding                   --              --
 Series C preferred stock, $.001 par value, 30,000 shares
     authorized, 30,000 shares issued and outstanding                 30              30
 Series D preferred stock, $.001 par value, 1,000,000
     shares authorized, 1,000,000 shares issued
     and outstanding                                               1,000           1,000
 Common stock, $.001 par value, 10,000,000 shares
     authorized, 2,410,836 shares and
     1,503,724 shares issued and outstanding                       2,421           2,421
 Paid in capital                                               8,569,011       8,569,011
 Retained earnings                                            (2,263,716)     (2,622,950)

                  Total Stockholders' Equity                   6,308,746       5,949,512
                                                             -----------     -----------

                                                             $ 7,858,611     $ 7,702,847
                                                             ===========     ===========

                                           WORKFORCE SYSTEMS CORP.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 for the six months ended December 31, 1996
                                                    (unaudited)

                                   Preferred stock    Common stock
                                   $.001 par value    $.001 par value
                                   2,000,000 shares   10,000,000 shares
                                   authorized         authorized
                                   1,030,030          2,420,836         Additional                   Total
                                   shares issued      shares issued     Paid-In       Retained       Stockholders'
                                   and outstanding    and outstanding   Capital       Earnings       Equity
                                   ---------------    ---------------   -------       --------       ------
Balance, June 30, 1996             $    1,030          $   2,421        $8,569,011    $(2,622,950)   $5,949,512

Net income for the six months
  ended December 31, 1996                  -                  -                 -         359,234       359,234
                                   ----------         ----------        ----------    -----------    ----------

Balance, December 31, 1996         $    1,030         $    2,421        $8,569,011    $(2,263,716)   $6,308,746
                                   ==========         ==========        ==========    ===========    ==========


                                              WORKFORCE SYSTEMS CORP.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------

                                                             For the six     For the six
                                                             months ended    months ended
                                                             December 31,    December 31,
                                                                 1996            1995
                                                             -----------     -----------
                                                             (unaudited)     (unaudited)
OPERATING ACTIVITIES:
     Net income                                              $   359,234     $   300,150
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Amortization and depreciation                           135,000         123,022
     Changes in operating assets and liabilities:
        Decrease in receivables                                    4,919        (163,276)
         (Increase) in prepaid expense                          (153,490)       (461,770)
         (Increase) in inventory                                (386,304)       (248,326)
         (Decrease) in accounts payable                          (94,178)       (130,585)
         Increase in income tax accounts                         117,726        (372,331)
         (Decrease) in miscellaneous liabilities                 (15,235)        (84,647)
         Increase in related party receivable                       --           502,978
                                                             -----------     -----------
      Net Cash Provided (Used) by Operating Activities           (32,328)        209,877

INVESTING ACTIVITIES:
       Start-up costs                                           (201,469)           --
       (Increase) in property, plant and equipment              (394,441)       (378,944)
                                                             -----------     -----------
     Net Cash Provided (Used) by Investing Activities           (595,910)       (378,944)

FINANCING ACTIVITIES:
       Issuance of common stock                                     --           134,600
       (Decrease) in long term debt                              (79,116)        (35,679)
       Dividends paid                                               --           (32,997)
       Increase (Decrease)  in related party note payable       (132,667)         83,321
                                                             -----------     -----------
     Net Cash Provided (Used) by Financing Activities           (211,783)       (149,245)
                                                             -----------     -----------

 Net (Decrease) in Cash and Cash Equivalents                    (840,021)        (19,822)

 Cash and Cash Equivalents, Beginning of Period                  938,487          91,652
                                                             -----------     -----------

  Cash and Cash Equivalents, End of Period                   $    98,466     $    76,830
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

      On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made the following expense charges to its financial statements for the year ended June 30, 1996 which are reflected in the balance sheets presented herein. On June 12, 1997 the SEC issued additional comments. As a result of these comments and prior year adjustments, the Company has amended its Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the six months ended December 31, 1996 to incorporate such. The expense charges to the financial statements for the year ended June 30, 1996, which are reflected in the balance sheets presented herein are, are specifically:

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