Form 10QSB/A
period 1997-03-31
WORKFORCE SYSTEMS CORP /FL/
filed 1997-06-18
CIK 893771

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

      The Registrant hereby amends the items and financial statements of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 as set forth below:

                              LIST OF ITEMS AMENDED

                         PART I - FINANCIAL INFORMATION

Item                                                                Page Number
----                                                                -----------

1.          Consolidated Balance Sheets at March 31, 1997
            (Unaudited) and June 30, 1996 (Audited)                       3

            Consolidated Statements of Operations for the three
            months and nine months ended March 31, 1997 and 1996
            (Unaudited)                                                   5

            Consolidated Statements of Cash Flows for the nine
            months ended March 31, 1997 (Unaudited)
            and 1996 (Unaudited)                                          6

            Consolidated Statements of Stockholders' Equity for the
            three month period ended March 31, 1997 (Unaudited)           7

            Notes to the Unaudited Consolidated Financial Statements      8

2.          Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                     10

                              TEXT OF ITEMS AMENDED

      Each of the above listed Items is hereby amended by deleting each Item in its entirety and replacing it with the Items attached hereto and filed herewith.

      On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made certain expense charges to its financial statements for the year ended June 30, 1996 which are reflected in the Consolidated Balance Sheets at June 30, 1996. On June 12, 1997 the SEC issued additional comments. As a result of these comments and the prior period adjustments, the Company has changed its policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing. Accordingly, the purpose of this amendment is for the Company to amend its Consolidated Balance Sheets at June 30, 1996 and amend its Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholder's Equity, Consolidated Statements of Cash Flow, Consolidated Statements of Operations and associated Notes to Unaudited Consolidated Financial Statements as of March 31, 1997 and for the three and nine month periods then ended. In addition, this amendment applies proforma effect to the Consolidated Statements of Operations and Consolidated Statements of Cash Flow for the three months and nine months ended March 31,1996 as hereinafter described in Notes to Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                              March 31,       June 30,
                                                                1997           1996
                                                            -----------    -----------
                                                             (unaudited)
ASSETS

CURRENT ASSETS
     Cash                                                   $    98,765    $   938,487
     Receivables:
       Trade accounts receivables, no allowance necessary       607,505        633,188
     Inventory                                                1,825,575      1,412,896
     Prepaid expenses                                           775,000        711,510
                                                            -----------    -----------

             Total Current Assets                             3,306,845      3,696,081

PROPERTY, PLANT AND EQUIPMENT
     Land                                                       156,503        156,503
     Building and improvements                                1,380,442      1,380,442
     Machinery and equipment                                  1,395,706      1,125,901
     Autos and trucks                                           146,428        146,428
     Accumulated depreciation                                  (157,856)      (132,856)
                                                            -----------    -----------

              Total Property, Plant and Equipment             2,921,223      2,676,418


OTHER ASSETS
     Intangibles, net of accumulated amortization
       of $ 90,281  and $75,281, respectively                 1,277,637      1,330,348

                                                            $ 7,505,705    $ 7,702,847
                                                            ===========    ===========

                             WORKFORCE SYSTEMS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                     March 31,       June 30,
                                                                       1997            1996
                                                                    -----------    -----------
                                                                    (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   322,195    $   390,895
     Accrued expenses                                                   129,853        113,507
     Accrued federal & state income taxes                                   -0-        132,359
     Deferred income tax liability                                          -0-         65,000
     Current portion of long term debt                                  275,000        254,159
                                                                    -----------    -----------

              Total Current Liabilities                             $   727,048    $   955,920

NON CURRENT DEFERRED INCOME TAXES                                       125,000        125,541

LONG TERM DEBT, less current portion                                    499,555        539,207

RELATED PARTY NOTE PAYABLE                                                  -0-        132,667

STOCKHOLDER'S EQUITY
     Series A Preferred Stock, $.001 par value, 30 shares
              authorized, 30 shares issued and outstanding                  -0-            -0-
     Series C Preferred Stock, $.001 par value, 30,000 shares
              authorized, 30,000 shares issued and outstanding               30             30
     Series D Preferred Stock, $.001 par value, 1,000,000 shares
              authorized, 1,000,000 shares issued and outstanding         1,000          1,000
     Common stock, $.001 par value, 25,000,000 shares
              authorized,  shares and 2,752,426
              shares issued and outstanding                               2,752          2,421
     Paid in capital                                                  9,169,181      8,569,011
     Retained earnings                                               (3,018,861)    (2,622,950)
                                                                    -----------    -----------

              Total Stockholders' Equity                              6,154,102      5,949,512
                                                                    -----------    -----------

                                                                    $ 7,505,705    $ 7,702,847
                                                                    ===========    ===========

                                              WORKFORCE SYSTEMS CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------

                                                        For the three   For the three   For the nine    For the nine
                                                        months ended    months ended    months ended    months ended
                                                          March 31,      March 31,        March 31,       March 31,
                                                            1997            1996            1997            1996
                                                        -----------     -----------     -----------     -----------
                                                         (unaudited)    (unaudited)     (unaudited)     (unaudited)
Revenues earned                                         $ 1,238,055     $   987,641     $ 3,586,837     $ 3,158,452
Cost of revenues earned                                     731,022         608,820       2,091,983       1,855,480
                                                        -----------     -----------     -----------     -----------
         Gross Profit                                       507,033         378,821       1,494,854       1,302,972

Selling, general and administrative expenses                358,465         155,460         809,552         617,211

Other expenses:
         Acquisition and start-up expense
                  see attached notes                      1,238,713       2,268,198       1,238,713       2,268,198
                                                        -----------     -----------     -----------     -----------

         Net (Loss) Income before taxes                  (1,090,145)     (2,044,837)       (553,411)     (1,582,437)

Income tax provision (benefit)                             (335,000)       (599,614)       (157,500)       (365,114)
                                                        -----------     -----------     -----------     -----------

         Net Income                                     ($  755,145)    ($1,445,223)    ($  395,911)    ($1,217,323)
                                                        ===========     ===========     ===========     ===========

Earnings per common and common equivalent share:
         Net income before payment of dividends         ($  755,145)    ($1,445,223)    ($  395,911)    ($1,217,323)
          Dividends paid                                       --             6,840            --            39,837
                                                        -----------     -----------     -----------     -----------
         Net income available to common shareholders    ($  755,145)    ($1,452,063)    ($  395,911)    ($1,257,160)
                                                        ===========     ===========     ===========     ===========

Earnings Per Share:
         Net Income                                     $      (.31)    $      (.85)    $      (.16)    $      (.79)
         Average weighted shares outstanding              2,430,850       1,703,306       2,430,850       1,598,903


                             WORKFORCE SYSTEMS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                             For the nine    For the nine
                                                             months ended    months ended
                                                             March 31,       March 31,
                                                                 1997            1996
                                                             -----------     -----------
                                                             (unaudited)     (unaudited)

OPERATING ACTIVITIES:
     Net (loss) income                                       ($  395,911)    ($1,217,323)
     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
         Amortization and depreciation                           170,000         171,024
         Acquisition and start-up costs                                0       1,279,692
     Changes in operating assets and liabilities:
         (Increase) decrease in receivables                       25,683         370,292
         (Increase) decrease in prepaid expense                  (63,490)       (436,225)
         (Increase) decrease in inventory                       (412,679)       (679,059)
         (Decrease) in accounts payable                          (68,700)        (67,649)
         Increase (decrease) in income tax accounts             (197,900)         60,000
         Increase (decrease) in miscellaneous liabilities         16,346          30,845
                                                             -----------     -----------
     Net Cash Provided (Used) by Operating Activities           (926,651)       (488,403)

NET CASH USED IN INVESTING ACTIVITIES:

     Purchase of fixed assets                                   (362,094)       (302,069)

NET CASH PROVIDED BY FINANCING ACTIVITIES:

     Issuance of common stock                                    467,834         854,271
     Decrease in long-term debt                                  (18,811)        (72,725)
     Dividends paid                                                    0         (39,837)
                                                             -----------     -----------
                                                                 449,023         741,709
                                                             -----------     -----------

 Net Increase (Decrease) in Cash and Cash Equivalents           (839,722)        (48,763)

 Cash and Cash Equivalents, Beginning of Period                  938,487          91,652
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    98,765     $    42,889
                                                             ===========     ===========

                                          WORKFORCE SYSTEMS CORP.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 for the nine months ended March 31, 1997
                                                (unaudited)

                                   Preferred stock      Common stock
                                   $.001 par value      $.001 par value
                                   2,000,000 shares     10,000,000 shares
                                   authorized           authorized
                                   1,030,030            2,670,836           Additional                  Total
                                   shares issued        shares issued       Paid-In       Retained      Stockholders'
                                   and outstanding      and outstanding     Capital       Earnings      Equity
                                   ---------------       ---------------    -------       --------      ------
Balance, July 1, 1996              $  1,030              $   2,421          $8,569,011    $(2,622,950)  $5,949,512

Issuance of  shares of common
 stock                                                         331             600,170                     600,501

Net income for the nine months
  ended March 31, 1997                                                                       (395,911)  $ (395,911)
                                   --------              ---------          ----------    -----------   ----------

Balance, March 31, 1997            $  1,030              $   2,752          $9,169,181    $(3,018,861)  $6,154,102
                                   ========              =========          ==========    ===========   ==========


                             WORKFORCE SYSTEMS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997


Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

      On August 30, 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC"). The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997 the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made certain expense charges to its financial statements for the year ended June 30, 1996 which are reflected in the Consolidated Balance Sheets at June 30, 1996 presented herein. On June 12, 1997 the SEC issued additional comments. As a result of these comments and prior period adjustments, the Company has changed its policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing. Accordingly, the purpose of this amendment is for the Company to amend its Consolidated Balance Sheets at June 30, 1996 and amend its Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholder's Equity, Consolidated Statements of Cash Flow, Consolidated Statements of Operations and associated Notes to Unaudited Consolidated Financial Statements as of March 31, 1997 and for the period three and nine month periods then ended. Specifically:

Three Months and Nine Months Ended March 31, 1997 and 1996
----------------------------------------------------------

      Pursuant to the SEC's comments and the hereinafter described changes for the year ended June 30, 1996, the Company has changed its policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing and, accordingly, has charged to expense all such items incurred during the subject nine month period in the third quarter ended March 31, 1997 which consist of (a) start-up costs totaling $737,713 representing cash payments to unrelated parties related to the Company's consumer products division in the amount of $559,713 as well as the distribution subsidiary of the manufacturing division in the amount of $178,000 and (b) acquisition costs, including identification and development of new products or companies and general business services related to the foregoing of $501,000 representing the value of 228,000 shares of common stock paid to unrelated parties for services to be rendered through calendar year 1997 related to the exploration and ongoing due diligence related to potential additional acquistions and expansions of the Company's business as well as services attributable to the unsuccessful acquisition of Star Hosiery, Inc.

      Pursuant to the above referenced change in policy, the Company has elected to present the comparative three and nine month periods ended March 31, 1996 giving effect to the following other expenses set forth below under the subheading "Fiscal Year Ended June 30, 1996" as if they had been applied for the quarter ended March 31, 1996 to provide the reader with appropriate comparable financial information, even though such items were not expensed until the fourth quarter of Fiscal 1996 ended June 30, 1996.

Fiscal Year Ended June 30, 1996
-------------------------------

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

      Pursuant to the SEC's comments and the changes for the year ended June 30, 1996 as described in the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein, the Company has changed its policy of capitalization of costs associated with the identification, start-up and development or expansion of new products or companies and general business services related to the foregoing and, accordingly, has restated its Fiscal 1996 financial statements to reflect the expense of such costs in the year ended June 30, 1996 and has charged to expense all such items incurred to date in Fiscal 1997 in the third quarter ended March 31, 1997. Pursuant to this change in policy, the Company has further elected to present the comparative three and nine month periods ended March 31, 1996, giving effect to the following Other Expenses as described in the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein, as if such items had been expensed in the quarter ended March 31, 1996 to provide the reader with appropriate comparable financial information, even though such items were not expensed until the fourth quarter ended June 30, 1996.

      During the three months ended March 31, 1997, such expenses, which are reflected on the Company's Consolidated Statement of Operations under "Other Expenses," represented (a) start-up costs totaling $737,713 representing cash payments to unrelated parties related to the Company's consumer products division in the amount of $559,713 as well as the distribution subsidiary in the manufacturing division in the amount of $178,000 and (b) acquisition costs, including identification and development of new products or companies and general business services related to the foregoing of $501,000 representing the value of 228,000 shares of common stock paid to unrelated parties for services to be rendered through calendar year 1997 related to the exploration and ongoing due diligence related to potential additional acquistions and expansions of the Company's business as well as services attributable to the unsuccessful acquisition of Star Hosiery, Inc. For Fiscal 1996, such Other Expenses represented (a) acquisition costs totaling $76,890, (b) mineral exploration costs totaling $700,000, (c) start-up costs totaling $1,091,308 and (d) web development costs totaling $400,000, all as more fully set forth in the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein.

      Management of the Company elected to make the above referenced change in policy as a result of the SEC's comments. Generally accepted accounting principles provide for the amortization of pre-opening and start-up costs over a period of a facility in use, or a product produced, over the estimated useful life thereof. The Company's policy had been to apply this treatment to costs incurred in connection with the Company's expansion. In response to the SEC's comments, the Company has elected to change its policy and incur these expenses immediately as opposed to an amortization of such amounts against future revenues or acquisitions, or until recoverability is impaired. According, the immediate realization of such expenses may, although there can be no assurances, result in higher margins or profitability in future periods.

Results of Operations

      Consolidated revenues for three months ended March 31, 1997 ("Third Quarter Fiscal 1997") increased approximately $ 250,414 or approximately 25% from the three months ended March 31, 1996 ("Third Quarter Fiscal 1996"). Gross profit increased modestly in Third Quarter Fiscal 1997 as compared to Third Quarter Fiscal 1996. Selling, general and administrative expenses (SG&A) increased approximately $203,005 or 131% in Third Quarter Fiscal 1997 from Third Quarter Fiscal 1996 as a result of the continued expansion of the Manufacturing Division which commenced in the fourth quarter of Fiscal 1996. Other expenses charged as a result of the Company's change in accounting policy decreased approximately $1,029,485 in Third Quarter Fiscal 1997 from Third Quarter Fiscal 1996 as a result of the completion of the Company's efforts in the development of Mr. Food's AlloFresh and a completion of the Company's diversification plans away from its previous dependence upon single source of revenue as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30 1994. Net (Loss) before taxes decreased approximately $954,692 as a result of the aforedescribed decrease in Other Expenses.

      Consolidated revenues for nine months ended March 31, 1997 ("Fiscal 1997 To Date") increased approximately $428,000 or approximately 14% from the nine months ended March 31, 1996 ("Fiscal 1996 To Date"). Gross profit in Fiscal 1997 To Date remained relatively constant as compared to Fiscal 1996 To Date. SG&A increased approximately $192,341 or approximately 131% in Fiscal 1997 To Date from Fiscal 1996 To Date as a result of the continued expansion of the Manufacturing Division. Net (Loss) before taxes decreased approximatley $1,029,026 in Fiscal 1997 To Date from Fiscal 1996 To Date as a result of the aforedescribed decrease in Other Expenses.

      Following you will find a separate discussion regarding the results of operations for each of the Manufacturing Division, Staffing Division and Consumer Products Division.

Manufacturing Division

      Revenues from the Manufacturing Division were approximately $935,400 for Third Quarter Fiscal 1997 versus revenues of approximately $701,000 for the comparable period in Fiscal 1996. Revenues from the Manufacturing Division were approximately $2,555,430 for Fiscal 1997 To Date versus revenues of approximately $2,148,225 for the comparable period in Fiscal 1996. The Manufacting Divison reported a net loss before taxes of $44,432 for the Third Quarter of Fiscal 1997 versus net income before taxes of $123,361 for the Third Quarter Fiscal 1996 as a result of the aforedescribed Other Expense related to the start-up of the Manufacturing Division's distribution company, Maintenance Requisition Order Corp. ("MRO"). For the nine months ended March 31, 1997 the net income before taxes of the Manufactuing Division decreased approximately 10% as a result of the Other Expense stated above.

      The increase in revenues at the Manufacturing Division is a result of the expansion of that division which began in Fiscal 1997 through a broadening of the core operations to include both a diversification of the fabrication work to include more CNC and other higher margin fabrication work as well as the sale as an authorized distributor of power transmission components to pre-existing customers and to various new industrial clients with the opening of the new Dalton, Georgia location of MRO. The increase in SG&A expenses for the three months and nine months ended March 31, 1997 from the comparable periods in Fiscal 1996 reflects increased sales and marketing efforts. For the balance of

Fiscal 1997 and beyond, management of the Company anticipates, as a result of the aggressive growth posture of the Manufacturing Division, that SG&A will continue to increase as the revenues base increases. For the balance of Fiscal 1997, based upon information available to date, management of the Company believes the Manufacturing Division will continue to increase revenues based upon its current plans of operations.

Staffing Division

      Revenues from the Staffing Division were approximately $ 277,000 for Third Quarter Fiscal 1997 versus revenues of approximately $148,000 for the comparable period in Fiscal 1996. Revenues from the Staffing Division were approximately $700,555 for Fiscal 1997 To Date versus revenues of approximately $495,000 for the comparable period in Fiscal 1996. The Staffing Divsion reported net income before taxes of approximatley $10,000 for Third Quarter Fiscal 1997 versus a net loss before taxes of approximatley $30,000 for Third Quarter Fiscal 1996, and net income before taxes of approxaimtley $20,000 for Fiscal 1997 To Date versus a net loss before taxes of approximatley $20,000 for Fiscal 1996 To Date, both as a result of the increase in revenues attributable to lower margin accounts and the effect of the expensing of the aforedescribed other costs as set forth in Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein.

      For the balance of Fiscal 1997 management of the Company believes the Staffing Division will continue to increase revenues based upon their current plans of operations.

Consumer Products Division

      Revenues from the Consumer Products Division were approximately $25,000 for Third Quarter Fiscal 1997 versus revenues of approximately $128,000 for the comparable period in Fiscal 1996. Revenues from the Consumer Products Division were approximately $330,070 for Fiscal 1997 To Date versus revenues of approximately $504,000 for the comparable period in Fiscal 1996. Net (Loss) before taxes decreased approximatley $1,600,000 in Third Quarter Fiscal 1997 versus Third Quarter Fiscal 1996 as well as in Fiscal 1997 To Date from Fiscal 1996 To Date as a result of the substantial completion of the development of Mr. Food's AlloFresh.

      The foregoing results are consistent with those disclosed in prior periods and reflect decrease in revenues which results from the maturity of one product (the ThawMaster family of thawing trays) and the infancy in the life span of that division's newest product, Mr. Food's AlloFresh, for which introduction at the retail level was commenced in the beginning of Fiscal 1997.

      As hereinafter described in Liquidity and Capital Resources, should the Company conclude its acquisition of Federal, such acquisition would have a material impact on the Company's revenues which could be reflected as early as the fourth quarter of Fiscal 1997. There can be no assurances, however, that such acquisition will ultimately be consummated.

Liquidity and Capital Resources

      The Company's working capital at March 31, 1997 was $2,579,797, a decrease of approximately $160,000 from June 30, 1996. This decrease in working capital is primarily the result of the acquisition of additional property, plant and equipment related to the growth of the Manufacturing Division as well as additional costs incurred by the Consumer Products Division with respect to its newest product, Mr. Food's AlloFresh. At the present time the Company's operations are sufficient to satisfy its cash needs. Currently, the Company has no external sources of working capital; however, the Company's inventory, accounts receivable and a substantial portion of its property, plant and equipment are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement. At the present time, the Company has no material commitments for any additional capital expenditures.

      As previously disclosed, the Company has signed a letter of intent to acquire 100% of the issued and outstanding capital stock of Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which together serve as a fabricator and distributor of custom-designed fire sprinkler systems and components in exchange for 110,000 shares of the Company's restricted common stock. Based upon the Company's due diligence to date, while there can be no assurances, such due diligence reflects that Federal's existing receivable factoring arrangements and internal sources of working capital are sufficient to satisfy Federal's cash needs. Accordingly, assuming the conclusion of such acquisition, of which there can be no assurance, it presently appears to management of the Company based upon information known to date that no additional working capital is required by Federal to continue its operations on the basis now conducted.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Workforce Systems Corp,
                                           a Florida corporation

Date: June 17, 1997                       By: /s/ Ella Boutwell Chesnutt
                                              ----------------------------------
                                                  Ella Boutwell Chesnutt,
                                                  Chairman