Form 10KSB
period 1997-06-30
WORKFORCE SYSTEMS CORP /FL/
filed 1997-10-14
CIK 893771

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the transition period from __________ to ____________

      Commission file number  333-11169

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

               7777 Glades Road, Suite 211, Boca Raton, FL 33434
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 561-488-4802
                                              ---------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      none
                              ---------------------
                              (Title of each class)


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      State issuer's revenues for its most recent fiscal year. $ 4,653,286 for the 12 months ended June 30, 1997.

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the average price for which the Company's common stock was sold on October 6, 1997 is approximately $8,015,737.

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 30, 1997, 2,583,346 shares of Common Stock are issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act" or "Act"). Not Applicable.

      Transitional Small Business Disclosure Form (check one):

      Yes       No   X
          ---       ---

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      Workforce Systems Corp. (the "Company") is a Florida corporation formed on August 17, 1992 to seek acquisition possibilities throughout the United States and to make acquistions or enter into other business endeavors to the extent its limited assets would allow. Pursuant to this strategy, on June 14, 1994 Mr. F.
W. Miller, the Company's then principal shareholder, President and Chairman, sold an aggregate of 4,550 shares of the Company's Common Stock owned by him, representing approximately 55% of the Company's then issued and outstanding stock, in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") to Yucatan Holding Company, a Florida corporation ("Yucatan"), for $60,000. Concurrent with the purchase of the stock by Yucatan, the Company's then current officers and directors resigned and the Company elected new officers and directors.

      Effective June 30, 1994 the Company acquired 51.9% of the issued and outstanding stock of Outside Industrial Services, Inc., a Tennessee corporation formed in 1982 ("OIS") for 70,000 shares of the Company's Series B $5.00 Cumulative Convertible Preferred Stock ("Series B Preferred") from an unaffiliated third-party in a private transaction exempt from registration under the Act. On May 30, 1996 the holder of the Series B Preferred converted such shares into 17,500 shares of the Company's Common Stock.

      Also effective June 30, 1994 the Company acquired all of the issued and outstanding stock of Prime Florida, Inc., a Florida corporation ("Prime") from Yucatan, which was an affiliate of the Company, for 187,500 shares of the Company's Common Stock in a private transaction exempt from registration under the Act. Prime's sole assets included its rights under a management services agreement with OIS which entitled Prime to all the cash flow from OIS, together with a 7.4% interest in OIS.

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

      On November 4, 1994 the Company entered into an agreement (the "Naturale Agreement") with Naturale Home Products, Inc. ("Naturale"), an unaffiliated third party, whereby the Company was named the exclusive manufacturer through a then to-be-established wholly-owned subsidiary of the Company for all products developed and marketed by Naturale, including the ThawMaster(TM) thawing trays, Naturale's initial product. In addition to the revenue to be generated through the manufacturing and sale by the Company of the products to Naturale, the Company was entitled to a royalty of $.30 to $.50 per unit in perpetuity on all products sold by Naturale. Following the execution of the Naturale Agreement, in 1994 the Company formed NHP Manufacturing Corp., a Florida corporation ("NHP").

      After initially utilizing contract manufacturers to produce ThawMaster(TM) thawing trays, the Company determined to sub-contract out the milling and anodization of the trays to other fabricators who were unaffiliated third parties and to internally perform the finishing stages of the thawing trays, including silk screening, assembly, packaging and shipping. In the spring of 1995 the Company expanded its operations and began to fully internalize the production of the thawing trays, with the exception of the anodization, through a series of events which led to the acquisition of IFR as described below. This was the first step in achieving the Company's goal with respect to diversification of its operations and revenue base.

      On May 22, 1995 the Company acquired 100% of the issued and outstanding capital stock of Industrial Fabrication & Repair, Inc. ("IFR") from Lester E. Gann in exchange for 31,481 shares of the Company's Common Stock in a private transaction exempt from registration under the Act. IFR, a Tennessee corporation formed in 1979 and based in Knoxville, Tennessee, provided machining, welding, speciality design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities.

      In July 1996 IFR expanded its scope of business though the formation of Maintenance Requisition Order Corp., a Florida corporation ("MRO"), which is owned 80% by IFR and 20% by Ralph Johnson, a then unaffiliated party who became its president following the formation of that entity. MRO, based in Cleveland, Tennessee, is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, which are commonly used in industrial manufacturing and operating facilities. MRO further diversified IFR's business base insomuch as historically IFR had been a fabricator and maintenance provider without the additional competitive advantage of being an authorized factory distributor for many of the components used in its business.

      In October 1995, the Company formed a consumer products division and incorporated Products That Produce, Inc., a Florida corporation ("PTP") which is owned 80% by the Company and 20% by William P. Heath, III, a then unaffiliated third party who initially served as its president. Since November 1996 Mr. Heath has had no operational role within PTP.

      PTP's mission is to identify and market new consumer products that are both innovative and moderately priced. The first product undertaken by PTP is MR. FOOD'S ALLOFRESH. The product is being marketed under an endorsement by Art Ginsburg, the nationally syndicated T.V. chef known as Mr. Food. Made naturally from minerals, non-toxic and environmentally safe, MR. FOOD'S ALLOFRESH works to prevent food decay and eliminates bacteria, moisture, mold, mildew and odors in refrigerators, kitchen and around the house. The product had its debut in June 1996 through a nationwide direct response television commercial, with this initial introduction followed by introduction into the retail market place through mass merchandisers, grocery and drug store chains.

      In February 1996 the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc., a Tennessee corporation formed in 1995 ("AIM") from Messrs. Robert Lovelace and David Debuty and Jones Leasing, Inc. in a private transaction exempt from registration under the Act in exchange for 4,375 shares of the Company's Common Stock. AIM, founded in 1995 and based in Knoxville, Tennessee, provides industrial personnel for light manufacturing and assembly line operations to businesses located in the East Tennessee area.

      In May 1997 the Company further expanded its Manufacturing Division through the acquisition of 100% of the issued and outstanding stock of Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") from Messrs. Robert Hausman and John Murray in a private transaction exempt from registration under the Act in exchange for 110,000 shares of the Company's Common Stock. Federal Supply, Inc. and Federal Fabrication, Inc. are both
Florida corporations formed in 1994 and 1996, respectively. Federal is a fabricator and distributor of custom-designed fire sprinkler systems and components. In connection therewith, Robert Hausman was elected to the Company's Board of Directors and appointed President of the Company. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

      In September 1997 the Company acquired 100% of the issued and outstanding capital stock of LPS Acquisition Corp. ("LPS") in exchange for an aggregate of 270,000 shares of the Company's Common Stock from LPS' shareholders in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. LPS, doing business as Lantana Peat and Soil, is a distributor of high quality custom soil mixes to wholesale nurseries throughout South Florida. Annualized revenues are currently estimated at approximately $3 million.

      The majority shareholder of LPS, owning approximately 85.2% of LPS, was Darren Apel, a non-affiliate of the Company. Minority shareholders in LPS, each owning approximately 7.4% of the issued and outstanding stock, were Barbara Hausman, wife of Robert Hausman who is Chairman and President of the Company, and Ronna Newman Rutstein, wife of C. Lawrence Rutstein, who is a director of the Company. Both Messrs. Hausman and Rutstein disclaim any ownership interest in LPS by virtue of their spouses' holdings.

      The calculation of the consideration paid by the Company in the acquisition of LPS was based upon a percentage of the revenue base of LPS of approximately $3 million on an annualized basis. Pursuant to the terms of the agreement for the acquisition of LPS, the sellers are required to deliver to the Company a fairness opinion as to the amount of consideration tendered by the Company in the share for share exchange. In the event such fairness opinion does not support the exchange ratio, such exchange ratio shall be adjusted by mutual agreement between the parties.

      The following chart sets forth the current corporate structure.

                                     PARENT
                                     ------
                            WORKFORCE SYSTEMS CORP.
                    ----------------------------------------
                    |                   |                  |
                STAFFING            CONSUMER               |
                DIVISION            PRODUCTS         MANUFACTURING
                --------          -------------      -------------
                |      |         |      |     |      |           |
               AIM    OIS       PTP    NHP   LPS    IFR        FEDERAL
                                                     |
                                                    MRO

Manufacturing Division
----------------------

        The Manufacturing Division of the Company is comprised of IFR and its subsidiary MRO and Federal. For the fiscal year ended June 30, 1997, the Manufacturing Division accounted for approximately 76.6% of the Company's revenues on a consolidated basis. As a result of the May 1997 acquisition of Federal, the Company only reports revenues from Federal for one month in fiscal 1997.

      As a result of a combination of broad industry experience, top quality component products, specialized design and custom fabrication capabilities, the Manufacturing Division is able to market its products and services to a wide range of industries. Moreover, while the breadth of its product offering covers a wide range of specific applications, individual products are often utilized separately or jointly by customers within a single industrial plant. As the Manufacturing Division continues to expand the scope of its operations, through both internal means and by acquisition, the Company believes that it enhances its position as a one-stop source for a variety of its customer's needs.

      IFR provides machining, welding, speciality design and fabrication for custom applications to clientele from various industries including wood, lumber and paper, steel mills, stone and asphalt companies, utilities, excavation contractors, reclamation operations, electronic and automobile manufacturers, coal mining applications and bottling facilities. IFR is also an authorized distributor for a variety of component products, including engineering and roller chain, conveyor pulleys and idlers, gear and motor drives, bearings and industrial v-belts from manufacturers such as Webster Chain,
Allied-Locke-Moline, Precision Inc., Superior Idlers, Eurodrvie and Dunlop. IFR's business and services are marketed through its five sales representatives. A significant portion of IFR's business is generated from its long standing relationships with clients within the 150 mile radius of Knoxville, Tennessee including Coca-Cola Co., Pepsico, Kimberly-Clark Corp., American Limestone, Florida Steel Corp., Vulcan Materials Co., Dixie Cement, Blue Diamond Coal, TRW-Koyo and Westinghouse. No single client accounts for more than 10% of IFR's annual revenues.

      MRO is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, including lines from Falk, Goodman Material Handling Components and Leeson Electric, together with a variety of other chain, bearing and idler distributors handling components which are commonly used in industrial manufacturing and operating facilities. MRO's products are marketed by its sales staff to both value added manufacturers as well as direct end users. As of the date hereof, MRO has four clients which account for 50%, 25%, 10% and 10%, respectively, of its current revenues. The loss of one or more of these clients could have a material adverse effect on the business and operations of MRO until replacement clients are secured, of which there can be no assurances.

       Federal is a fabricator and distributor of custom-designed fire sprinkler systems and components for use in both commercial and residential application. Its present customer base is located in the South Florida market. Federal's principal products include pipe, valves, screwed and grooved fittings, sprinkler head and hanger materials from manufacturers such as Bull Moose Tube, Northwest Pipe, American Tube Victaulic, Ward Manufacturing, Reliable Sprinkler Corp. and Globe Manufacturing. Federal's fabrication services include stocklisting, welding, grooving, threading and hanger fabrication. Federal's products and services are marketed to contractors and installers by its sales staff. As of the date hereof, Federal has one client which accounts for approximately 14% of its current revenues. The loss of this client could have a material adverse effect on the business and operations of Federal until replacement client(s) are secured, of which there can be no assurance.

      Competition
      -----------

      While IFR competes with numerous fabricators in the East Tennessee area, management of IFR believes it has limited direct competition as a result of the comprehensive nature of its services. Within the 150 mile radius of its client base, IFR is one of a select few fabricators which offers a full bevy of services from concept and design to engineering and prototype to custom systems. Management believes the formation of MRO is also contributing to IFR's competitive advantage by providing IFR's customers with a single source supply for their production needs. There can be no assurances, however, that IFR in fact will maintain a competitive advantage or that if such competitive advantage exists, IFR will be able to retain same in the future. MRO competes with a wide variety of industrial supply houses, the majority of which are larger, have historical operations and greater resources. There are no assurances MRO will be able to effectively compete in its market. Federal competes with a variety of suppliers and manufacturers of fire sprinkler systems, many of which have a longer operating history and greater resources than Federal. There can be no assurances that Federal will be able to effectively compete in its market.

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

Staffing Division
-----------------

      The Staffing Division is comprised of OIS and AIM. For the year ended June 30, 1997, the Staffing Division accounted for approximately 22.2% of the Company's revenues on a consolidated basis.

      The Staffing Division does not offer traditional temporary services such as providing several employees on an intermittent, as needed basis. The Staffing Division's niche market is to provide specialized labor services on a contract basis to businesses in the light industrial and light manufacturing areas, augmenting the client's base of permanent employees. OIS focuses on providing personnel with speciality skills, such as transportation and equipment maintenance, while AIM focuses on providing personnel with a wide variety of manufacturing skills to perform semi-skilled and unskilled tasks including assembly line and janitorial.

      The Staffing Division recruits employees on an as needed basis to fulfill its existing contracts. Such contracts typically provide for a 30 day termination by either party. As of the date hereof, AIM has three clients which account for 62%, 11 % and 10% of its current revenue, respectively, and OIS has two clients which account for 100% of its revenues. The loss of one or more of such clients could have a material adverse impact upon the Staffing Division's operations until replacement clients are secured, of which there can be no assurance.

      Competition
      -----------

      The Staffing Division competes with many large international and national companies, as well as many smaller regional and local companies, many of whom have far greater assets and revenue base than the Staffing Division. There are no assurances the Staffing Division will ever attain a competitive advantage in its marketplace.

      Government Regulation
      ---------------------

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

Consumer Products Division
--------------------------

      The Consumer Products Division is comprised of NHP, PTP and LPS. For the fiscal year ended June 30, 1997, the Consumer Products Division accounted for approximately 1.2 % of the Company's revenue on a consolidated basis. As the acquisition of LPS was consummated in September 1997, the Company reported no revenues from that subsidiary during fiscal 1997.

      NHP's current operations are presently limited to the manufacture of the ThawMaster(TM) family of thawing trays. It is not presently anticipated that NHP's operations will expand beyond their current base. The Company experienced a significant decline in revenue from NHP during fiscal 1997. See "Management's Discussion and Analysis or Plan of Operations." Further, the Company does not expect revenues derived from the manufacture of thawing trays will ever return to historic levels due to the decreasing consumer interest.

      PTP's was formed to identify and market new consumer products that are both innovative and moderately priced. The first product to be undertaken by PTP was MR. FOOD'S ALLOFRESH which is being marketed under a license agreement with Ginsburg Enterprises Incorporated ("Ginsburg") which provides for an endorsement by Art Ginsburg, the nationally syndicated T.V. chef known as Mr. Food. Pursuant to the terms of the agreement, Ginsburg granted PTP a license to the "Mr. Food" marks in connection with the marketing and sale of the product. As consideration, Ginsburg is entitled to certain royalty payments, specifically
(a) 15% of the sales price for any sales made via direct response television or through electronic retailers or (b) 5% of the sales price for any other sales. Made naturally from minerals, non-toxic and environmentally safe, MR. FOOD'S ALLOFRESH works to prevent food decay and eliminates bacteria, moisture, mold, mildew and odors in refrigerators, kitchen and around the house.

      MR. FOOD'S ALLOFRESH, which is not subject to any special government approval or regulation, was introduced in late June 1996 through a five week direct response television campaign. The introduction of MR. FOOD'S ALLOFRESH into the retail market place through sales to mass merchandise, grocery and drug store chains commenced in August 1996. PTP has been unable to sufficiently penetrate the retail market. Accordingly, product sales for MR. FOOD'S ALLOFRESH have been disappointing. Management is currently exploring opportunities for use of the base mineral in commercial and industrial applications, as well as alternate methods of distribution of MR. FOOD'S ALLOFRESH.

      In September 1997 the Company acquired 100% of the outstanding stock of LPS. See Item 1. Description of Business. LPS, doing business as Lantana Peat & Soil, is a distributor of fine quality custom soils mixes to commercial nurseries in the State of Florida. LPS, a Florida corporation formed in 1997, acquired the assets of Lantana Peat & Soil in 1997. Lantana Peat & Soil, which has been in business for approximately 17 years, blends and mixes raw materials to produce custom blended soilless mixes for the commercial nursery industry. Its custom mixes are blended to its customers' specifications, depending upon the application, and generally contain combinations of organic raw materials including Canadian sphagnum peat moss and/or Florida peat moss, fresh or composted pine bark, sawdust, cypress mulch, sand, airlite and/or perlite and composted organic materials, amongst others. Lantana Peat & Soil uses the highest quality organic raw materials, including Canadian sphagnum peat moss from the northern Quebec Province of Canada, which is generally accepted by horticulturists as the most desirable of sphagnum peat moss. Orders are delivered in bulk by Lantana Peat & Soil to its customer base throughout the State of Florida, with quantities generally ranging from a minimum of 30 cubic yards to 100 cubic yards.

      Lantana Peat & Soil has an established customer base of in excess of 300 commercial nurseries and landscapers in the State of Florida. Lantana Peat & Soil's customer base generally is comprised of the higher quality nurseries which sell fine quality, specialized plant materials to both retail and commercial customers. Other than one customer which accounts for approximately 20% of its current revenues, Lantana Peat & Soil is not dependent on any one customer. In the event Lantana Peat & Soil should lose this one major customer's business, management of the Company believes such revenues could be replaced by other nurseries.

      Lantana Peat & Soil purchases the organic raw materials used in its custom blended mixes, other than the Canadian sphagnum peat moss, from a variety of readily available sources which offer materials at competitive prices. Lantana Peat & Soil has a five year relationship with the supplier of the Canadian sphagnum peat moss, which such supplier has sufficient quantities of raw materials readily available to satisfy Lantana Peat & Soil's demand over the next 10 years. As a result of this relationship, management of the Company does not believe, although there can be no assurances, that Lantana Peat & Soil will be subject to the cost fluctuations its competitors may experience in purchasing Canadian sphagnum peat moss.

      Competition
      -----------

      While Lantana Peat & Soil competes with approximately six similar companies in the State of Florida, management of the Company believes it has limited direct competition as a result of the high quality of its custom blended mixes. There can be no assurances, however, that Lantana Peat & Soil in fact will maintain a competitive advantage or that if such competitive advantage exists, Lantana Peat & Soil will be able to retain same in the future.

      Government Regulation and Environmental Compliance
      --------------------------------------------------

      Neither the operations of Lantana Peat & Soil, nor the other entities presently included in the Company's Consumer Products Division, are subject to any state or government regulations at the present time, other than normal and customary rules and regulations, including environmental regulations, to which most companies are subject. There can be no assurances, however, that future regulations at the state or federal level, if adopted, will not have a material adverse effect on the operations of either Lantana Peat & Soil or the other entities presently included in the Company's Consumer Products Division.

Employees
---------

      As of September 30, 1997, the Company has approximately 95 employees, all of whom are full time.

 ITEM 2.    DESCRIPTION OF PROPERTY

      The Company maintains principal executive offices in Boca Raton, Florida of approximately 1,000 square feet of commercial office space pursuant to a lease expiring on August 30, 2000 with an unaffiliated third party for an annual rent of $18,000. The Company's Staffing Division leases two separate facilities, both located in East Tennessee. The first space which is comprised of approximately 1,800 square feet of commercial office space is leased by AIM from an unaffiliated third party under a five year lease expiring in September 2000 for approximately $1,000 per month. OIS leases an additional 500 square feet of office space on a month to month basis for $350 per month from an unaffiliated third party. MRO leases approximately 4,500 square feet of industrial/warehouse space in Cleveland, Tennessee from an unaffiliated third party pursuant to a lease expiring on June 1, 1999 at a monthly rental of $900. Federal leases an aggregate of approximately 38,500 square feet of office/warehouse space in Pompano Beach, Florida from unaffiliated third parties under leases expiring on September 30, 2001 for an aggregate annual rental of approximately $176,000. Federal sublease an aggregate of 18,000 square feet to two unaffiliated third parties under a subleases expiring in January 31, 2000 and September 23, 1999, respectively, which provides aggregate rental payments to Federal of approximately $62,540. LPS leases an aggregate of 2,000 square feet of office space situated on 11 acres in Palm Beach County, Florida. The terms of this triple net, month-to-month lease, which terminates on December 31, 1997, provides that LPS pay the lessor $1,000 per month, plus the mortgage payment in the principal amount of approximately $7,500 monthly. Upon the termination of the lease period, such lease automatically renews on a month to month basis unless terminated by either party with 15 days prior written notice.

      Prior to its acquisition by the Company, IFR's principal offices were located in a 13,500 square foot office/industrial building in Knoxville,
Tennessee  which  was  leased  by IFR  from Mr. Gann, a director of the Company,
IFR's President and then sole shareholder, on an annual basis at a monthly rental of $3,400. Following the Company's acquisition of IFR, IFR continues to lease this space from Mr. Gann. In June 1995 the Company, through a wholly-owned subsidiary Workforce Properties Corp., acquired fee simple title to an approximate 35,000 square foot office/industrial building in Knoxville, Tennessee from an unrelated third party.

      This building was encumbered by an existing first mortgage in the original principal amount of approximately $585,000, with interest at 7 3/4% over the 110 month term which commenced in June 1993. The first mortgage provided for an initial monthly payment of $4,800 with a monthly increase of 0.377% during the term of the mortgage and no pre-payment penalty. Upon maturing, assuming all monthly mortgage payments were then current, the mortgage would be satisfied in full. The Company assumed the existing first mortgage on the building, with a remaining principal balance of approximately $ 390,000 pursuant to the original terms and conditions of the first mortgage.

      In connection with the purchase of the building, the Company also assumed approximately $101,000 in past due city and county real estate taxes due on the property. Prior to such assumption, the Company negotiated an arrangement with the City of Knoxville for the payment of the past due taxes, which approximated $61,000 in the aggregate for the years 1991, 1992, 1993 and 1994, over a period of 24 months by making monthly installments of $2,538.00. The Company also assumed a similar arrangement the prior owner of the property had negotiated with Knox County for the payment of past due taxes, which approximated $40,000 for the years 1990, 1991, 1992, 1993 and 1994, over a period of 12 months by making monthly installments of $3,797.72.

      The building, which is in good condition, is sufficient for the Company's present needs and management of the Company believes it is adequately covered by insurance. All of the leased locations are presently sufficient for the required purposes and should the Company wish to relocate any office in the future, management does not believe it would experience any difficultly in locating and securing alternative office space at a reasonable rate.

       The Company has executed a five year exclusive lease, which is renewable at the option of the Company for an additional five year term, with an unaffiliated third party which permits the Company to excavate whatever quantities of the minerals which are the component of Mr. Food's AlloFresh as it deems necessary for an annual base fee of $30,000 for the first 1,000 tons. Management of the Company has determined to renew the lease for the additional five year terms pursuant to its terms. Such amount is payable in advance at the beginning of each year of the term of the lease and no portion is refundable in the event at least 1,000 tons are not excavated during the subject year. Thereafter, the Company pays a fee of $30 per ton.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On August 26, 1994 the Company's Common Stock began trading on the OTC Bulletin Board under the symbol WFSC. Prior to such date, there had been no market for the Company's Common Stock; thereafter, there has been limited trading. On April 4, 1997, in connection with the one for four stock split of the Company's Common Stock, the Common Stock began trading under the symbol "WFSY." The following table sets forth the average of the high and low bid prices of the Company's Common Stock for each quarter since the stock began trading on August 26, 1994, and for the interim period from June 30, 1996 (the end of the last quarter) through September 30, 1997, adjusted to give effect to the stock split. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        Bid Price
                                                     ---------------
                                                      High      Low
                                                      ----      ---
August 26, 1994 through September 30, 1994           $12.00   $11.00
October 1, 1994 through December 31, 1994            $18.52   $12.00
January 1, 1995 through March 31, 1995               $22.68   $22.00
April 1, 1995 through June 30, 1995                  $33.88   $32.12
July 1, 1995 through September 30, 1995              $33.96   $32.56
October 1, 1995 through December 31, 1995            $30.44   $24.16
January 1, 1996 through March 31, 1996               $23.56   $22.56
April 1, 1996 through June 30, 1996                  $26.48   $25.48
July 1, 1996 through September 30, 1996              $21.12   $19.84
October 1, 1996 through December 31, 1996            $16.56   $15.40
January 1, 1997 through March 31, 1997               $11.20   $10.44
April 1, 1997 through June 30, 1997                  $ 4.81   $ 4.54
July 1, 1997 through September 30, 1997              $ 4.85   $ 4.62

      On October 6, 1997, the closing bid price for the Common Stock was $4.56. As of September 30, 1997, the approximate number of record holders of the Company's Common Stock was 170. Management of the Company, however, believes there to be in excess of 1,000 beneficial holders of the Company's Common Stock.

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

      The Company presently has issued and outstanding 30 shares of Series A Preferred, 30,000 shares of Series C Preferred Stock and 115,000 shares of
Series E Cumulative Non-Participating Preferred Stock. The Series A Preferred does not pay any dividends; the Series C Preferred Stock does not pay any dividends except at the discretion of the Board of Directors. The Board of
Directors does not intend to declare any dividends on the Series C Preferred Stock. The Series E Cumulative Non-Participating Preferred Stock pays annual dividends of $77,000. See Item 12. Certain Relationships and Related Transactions.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


      The following discussion regarding the Company and its business and operations should be read in conjunction with the Financial Statements included herein under Item 7. Financial Statements, including, but not limited to, Note 1 thereto as same relates to new accounting standards which may or may not have an impact on the Company in the future. The following discussion also contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

RESULTS OF OPERATIONS

      Consolidated revenues for the fiscal year ended June 30, 1997 ("Fiscal 1997") increased $832,606 or approximately 22% from the fiscal year ended June 30, 1996 ("Fiscal 1996"), which reflects a significant revenue increase in both the Manufacturing and Staffing Divisions net of a continued decline of revenues in the Consumer Products Division. Additionally, it should be noted that Fiscal 1997 revenues reflect results from Federal for one month in Fiscal 1997 of $322,811, as a result of its acquisition in late Fiscal 1997, and reflect no results for LPS which was acquired in September 1997.

      Gross profit margins as a percentage of revenues in Fiscal 1997 decreased approximately 19% from Fiscal 1996 as a result of (i) an increase in costs of goods sold which includes an approximate $90,000 inventory adjustment for obsolescence, (ii) a full year of operations from AIM, which traditionally carries lower margins by virtue of the type of personnel it provides; and (iii) the expansion of the Manufacturing Division's operations as hereinafter discussed.

      Selling, general and administrative expenses ("SG&A") on a consolidated basis increased approximately 475% during Fiscal 1997 from Fiscal 1996 as a result of (i) approximately $380,000 of additional salaries as a result of the expansion of the Company's business and operations, (ii) approximately $113,000 of SG&A costs for Federal for the one month it was included in the Consolidated Statement of Operations, and (iii) a general increase in costs associated with the Manufacturing Division's facility operating for the full year ended June 30, 1997.

      For Fiscal 1997 the Company also reported an increase in certain other Operating Expenses including (i) increased professional, marketing and public relations fees which relate to the expansion of its business and operations during Fiscal 1997 and (ii) provision for doubtful accounts which is primarily related to the Consumer Products Division as hereinafter discussed.

      For Fiscal 1997, Other Expenses primarily represented startup pre-operating expenses relating to Mr. Food's AlloFresh and expenses related to the expansion of the Manufacturing Division's operations, including the startup of MRO. For Fiscal 1996, such Other Expenses represented (i) mineral exploration costs and pre-operating expenses related to Mr. Food's AlloFresh and (ii) certain web development expenses. As the Company continues to expand its operations, management of the Company anticipates it will continue to incur expenses similar to those reflected in Other Expenses during Fiscal 1997, although the amounts may vary, for fiscal 1998 and beyond.

      The Company reported an income tax benefit of $133,399 at Fiscal 1997 as compared to an income tax provision of $260,320 at Fiscal 1996. Because the Company files tax returns on a separate company basis for its subsidiaries instead of a consolidated return, such separate filings can result in income tax expense while having an overall consolidated loss.

      The Company reported a net loss of $2,894,751 for Fiscal 1997 as compared to a net loss of $1,367,927 for Fiscal 1996. The increased loss is mainly attributable to the increased SG&A during Fiscal 1997 as discussed above.

      As discussed above, the Company's revenues for Fiscal 1997 do not reflect any revenues from LPS and reflect only one month of revenues from Federal. Federal's current annualized revenues are approximately $4 million and LPS' current annualized revenues are approximately $3 million. Accordingly, management of the Company estimates its current annualized revenues for the fiscal year ending June 30, 1998, giving effect to both Federal and LPS, to be in excess of approximately $11,000,000.

      Following is a separate discussion regarding the results of operations for the Manufacturing Division, Staffing Division and Consumer Products Division. For a discussion of the operations, including the products and services offered by each of the divisions, please see Item 1. Description of Business.

MANUFACTURING DIVISION

      For Fiscal 1997 the Manufacturing Division reported an increase of approximately 45% in revenues from Fiscal 1996. The increase in the revenues contributed by the Manufacturing Division is a result of the expansion of that division which began in Fiscal 1997 through a broadening of the core operations to include both a diversification of the fabrication work to include more CNC and other higher margin fabrication work as well as the sale as an authorized distributor of power transmission components to pre-existing customers and to various new industrial clients with the opening of the new Cleveland, Tennessee location of MRO. The Manufacturing Division reported a loss from operations of approximately $114,814 in Fiscal 1997 as compared to operating income of approximately $1,276,776 in Fiscal 1996. The loss from operations at the Manufacturing Division is mainly attributable to increased SG&A as a result of the expansion of that division's core business.

STAFFING DIVISION

      For Fiscal 1997 the Staffing Division reported an increase in revenues of approximately 78% from Fiscal 1996. This increase in revenues reflects revenues from AIM, which was acquired by the Company in February 1996, for an entire fiscal year as well as an increase in revenues from OIS. The Staffing Division reported a loss from operations of approximately $168,034 in Fiscal 1997 as compared to operating income of approximately $101,587 in Fiscal 1996. The loss from operations at the Staffing Division is mainly attributable to increased SG&A related to a full year of operations of AIM.

CONSUMER PRODUCTS DIVISION

      Revenues for the Consumer Products Division continued to decline in Fiscal 1997 from Fiscal 1996, Revenue for Fiscal 1997 was approximately 93% less than in Fiscal 1996. The introduction of Mr. Food's AlloFresh into the retail market place through sales to mass merchandiser, grocery and drug store chains commenced in August 1996. Despite initial enthusiasm for the product, PTP has been unable to sufficiently penetrate the retail market. Accordingly, product sales for Mr. Food's AlloFresh have been disappointing. Management is currently exploring opportunities for use of the base mineral in commercial and industrial applications, as well as alternate methods of distribution of Mr. Food's AlloFresh. In addition, as a result of the lack of sales of thawing trays, the Company took a one time expense of approximately $90,000 related primarily to an inventory valuation adjustment. In addition, accounts receivable of approximately $181,000 related to the thawing trays was charged to bad debts. Management of the Company does not anticipate the sales of thawing trays will ever return to historic levels.

      As a  result  of  the  disappointing  results  in  the  Consumer  Products
Division, the Company terminated its relationship with the division's former president in an effort to further reduce expenses while management of the Company evaluates options for its existing products. In addition, in September 1997 the Company acquired LPS which is a distributor of high quality custom soil mixes to wholesale nurseries throughout South Florida. Annualized revenues are currently estimated at $3 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at June 30, 1997 was $1,817,699 versus $2,531,626 at June 30, 1996. This decrease in working capital is attributable primarily to an increase in trade accounts payable and accrued expenses in connection with an expansion of the Company's business and operations during Fiscal 1997, as well cash used by operations. While the Company does not. presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1998 it may be necessary for the Company to raise additional working capital. A substantial portion of the Company's property, plant and equipment is unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement. Management of the Company believes the Company will have sufficient cash resources to satisfy its capital needs for the next 12 months.


ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements are contained in pages F-1 through F-31 as follows.

                                                       Workforce Systems Corp.


                                                                      Contents
________________________________________________________________________________




                                                                        Page
                                                                        ----

            Independent Auditors' Reports                            F-2 - F-3

            Financial Statements

               Consolidated Balance Sheets                           F-4 - F-5

               Consolidated Statements of Operations                       F-6

               Consolidated Statements of Stockholders' Equity       F-7 - F-8

               Consolidated Statements of Cash Flows                 F-9 - F-10

               Notes to Consolidated Financial Statements           F-11 - F-31

Independent Auditors' Report


To the Board of Directors and Stockholders of Workforce Systems Corp.


We have audited the accompanying consolidated balance sheet of Workforce Systems Corp. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workforce Systems Corp. and subsidiaries at June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



BDO SEIDMAN, LLP

Miami, Florida
October 7, 1997

Independent Auditor's Report


To the Board of Directors and Stockholders of Workforce Systems Corp.


I have audited the accompanying consolidated balance sheet of Workforce Systems Corp. (a Florida Corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workforce Systems Corp. and subsidiaries as of the year ended June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




Lyle H. Cooper, CPA
October 12, 1996, except for Note 14
  the date of which is March 21, 1997

                                                        Workforce Systems Corp.


                                                    Consolidated Balance Sheets

________________________________________________________________________________


June 30,                                                    1997           1996
--------------------------------------------------------------------------------

Assets

Current Assets
     Cash (Note 3)                                   $   335,321    $   938,487
     Accounts receivable, less $55,442 and $0
         allowance for doubtful accounts (Note 8)      1,017,949        633,188
     Other receivables                                    47,678           --
     Inventory                                         1,888,235      1,412,896
     Prepaid expenses (Note 2)                           565,571        711,510
     Prepaid consulting fees (Note 13)                   141,667           --
-------------------------------------------------------------------------------

Total Current Assets                                   3,996,421      3,696,081
-------------------------------------------------------------------------------

Property, Plant and Equipment (Note 8)
     Land                                                156,503        156,503
     Building and improvements                         1,458,126      1,380,422
     Machinery and equipment                           1,411,698      1,125,921
     Autos and trucks                                    212,466        146,428
     Accumulated depreciation                           (324,062)      (132,856)
-------------------------------------------------------------------------------

                                                       2,914,731      2,676,418
-------------------------------------------------------------------------------

Other Assets
     Excess cost over fair value of net assets
         acquired, net (Notes 4 and 6)                 2,198,441      1,330,348
     Prepaid consulting fees (Note 13)                   531,249           --
     Other                                                28,330           --
-------------------------------------------------------------------------------

                                                     $ 9,669,172    $ 7,702,847
===============================================================================

                                                                   Workforce Systems Corp.


                                                               Consolidated Balance Sheets

____________________________________________________________________________________________


June 30,                                                               1997            1996
-------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
     Trade accounts payable                                    $    915,630    $    390,895
     Accrued expenses                                               428,026         189,375
     Factoring line of credit (Note 8)                              398,858            --
     Income taxes payable (Note 11)                                  59,030         132,359
     Deferred income tax liability (Note 11)                           --            65,000
     Current maturities of long term debt (Note 8)                  234,447         254,159
     Note Payable - related party (Note 9)                          142,731         132,667
-------------------------------------------------------------------------------------------

Total Current Liabilities                                         2,178,722       1,164,455

Deferred Income Taxes (Note 11)                                     130,000         125,541
Long Term Debt, less current portion (Note 8)                       575,116         463,339
Note payable-stockholder (Notes 9 and 15, subsequent events)      1,150,019            --
-------------------------------------------------------------------------------------------

Total Liabilities                                                 4,033,857       1,753,335
-------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 12 and 13)
     Series A Preferred stock, $.001 par value, 30 shares
         authorized, 30 shares issued and outstanding                  --              --
     Series C Preferred stock, $.001 par value, 30,000
         shares authorized, issued and outstanding                       30              30
     Series D Preferred stock, $.001 par value, 1,000,000
         shares authorized, 0 and 1,000,000 shares
         issued and outstanding                                        --             1,000
     Common stock, $.001 par value, 25,000,000 shares
         authorized, 1,952,934 and 622,710 shares issued and
         outstanding                                                  1,953             623
     Paid-in capital                                             12,567,700       8,570,809
     Stock to be earned (Note 13)                                (1,416,667)           --

     Accumulated deficit                                         (5,517,701)     (2,622,950)
-------------------------------------------------------------------------------------------

Total stockholders' equity                                        5,635,315       5,949,512
-------------------------------------------------------------------------------------------

                                                               $  9,669,172    $  7,702,847
===========================================================================================
                               See accompanying notes to consolidated financial statements.

                                                       Workforce Systems Corp.


                                         Consolidated Statements of Operations

________________________________________________________________________________


Year ended June 30,                                         1997           1996
--------------------------------------------------------------------------------
Revenues, net of returns and allowances              $ 4,653,286    $ 3,820,680

Cost of revenues                                       3,518,500      2,145,593
-------------------------------------------------------------------------------

Gross profit                                           1,134,786      1,675,087
-------------------------------------------------------------------------------

Operating Expenses
     Selling, general and administrative expenses      1,327,546        230,815
     Depreciation and amortization                       282,398        181,083
     Provision for doubtful accounts                     246,013           --
     Professional fees                                   308,996         54,481
     Marketing and public relations                      464,596           --
-------------------------------------------------------------------------------

Total operating expenses                               2,629,549        466,379
-------------------------------------------------------------------------------

(Loss) Income from Operations                         (1,494,763)     1,208,708
-------------------------------------------------------------------------------

Other Expenses
     Interest expense                                     65,488         48,117
     Acquisition expense (Note 14)                       110,000         76,890
     Mineral exploration (Note 14)                          --          700,000
     Startup expenses (Note 14)                        1,357,899      1,091,308
     Web development expense (Note 14)                      --          400,000
-------------------------------------------------------------------------------

Total other expenses                                   1,533,387      2,316,315
-------------------------------------------------------------------------------

Loss before income tax (benefit) provision            (3,028,150)    (1,107,607)
Income tax (benefit) provision (Note 11)                (133,399)       260,320
-------------------------------------------------------------------------------

Net Loss                                              (2,894,751)    (1,367,927)
-------------------------------------------------------------------------------

Less:  Dividends paid                                       --          (54,807)
-------------------------------------------------------------------------------

Net loss available to common stockholders            $(2,894,751)   $(1,422,734)
-------------------------------------------------------------------------------

Net loss per common share                            $     (3.58)   $     (3.36)
===============================================================================

Weighted average shares outstanding                      808,421        422,991
===============================================================================
                    See accompanying notes to consolidated financial statements.

                                                                                    Workforce Systems, Corp.

                                                             Consolidated Statements of Stockholders' Equity

______________________________________________________________________________________________________________


Years ended June 30,1997 and 1996
---------------------------------------------------------------------------------------------------------------

                              Series A         Series B        Series C        Series D             Common
                            Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount     Shares   Amount
---------------------------------------------------------------------------------------------------------------
Balance June 30, 1995         30     $ -     70,000  $ 70    30,000  $ 30        -    $  -      375,931  $ 376
  Issuance of preferred        -       -       -        -      -        -   1,000,000   1,000      -         -
  Common stock issued in
  connection with prepaid
  expenses                     -       -       -        -      -        -         -       -      32,867     33
  Common stock issued in
  connection with acquisition
  of AIM (Note 4)              -       -       -        -      -        -         -       -       4,375      4
  Common stock issued in
  connection with
  compensation to certain
  consultants                  -       -       -        -      -        -         -       -      23,706     24
  Common stock issued in
  connection with PTP start
  up and acquisition of
  mineral rights (Note 14)     -       -       -        -      -        -         -       -      70,250     70
  Conversion of note payable
  (Note 9)                     -       -       -        -      -        -         -       -      42,581     42
  Conversion of convertible
  preferred stock (Note 12)    -       -    (70,000)  (70)     -        -         -       -      17,500     18
  Sale of common stock         -       -       -        -      -        -         -       -      55,500     56
  Dividend paid                -       -       -        -      -        -         -       -        -         -
  Net Loss                     -       -       -        -      -        -         -       -        -         -
---------------------------------------------------------------------------------------------------------------

Balance June 30, 1996         30     $ -       -      $ -    30,000  $ 30   1,000,000  $ 1,000  622,710  $ 623


Years ended June 30,1997 and 1996 (Continued)
---------------------------------------------------------------------------------------
                                                Stock                       Total
                                  Paid-in       to be     Accumulated   Stockholders'
                                  Capital      Earned       Deficit        Equity
---------------------------------------------------------------------------------------
Balance June 30, 1995          $ 4,076,283        -      $ (1,200,216)  $  2,876,543
  Issuance of preferred               -           -              -             1,000
  Common stock issued in
  connection with prepaid
  expenses                         674,967        -              -           675,000
  Common stock issued in
  connection with acquisition
  of AIM (Note 4)                   68,059        -              -            68,063
  Common stock issued in
  connection with
  compensation to certain
  consultants                      474,096        -              -           474,120
  Common stock issued in
  connection with PTP start
  up and acquisition of
  mineral rights (Note 14)       1,404,930        -              -         1,405,000
  Conversion of note payable
  (Note 9)                         936,728        -              -           936,770
  Conversion of convertible
  preferred stock (Note 12)             52        -              -              -
  Sale of common stock             935,694        -              -           935,750
  Dividend paid                       -           -           (54,807)       (54,807)
  Net Loss                            -           -        (1,367,927)    (1,367,927)
---------------------------------------------------------------------------------------

Balance June 30, 1996          $ 8,570,809        -      $ (2,622,950)   $ 5,949,512

                                      F-7


                                                                                    Workforce Systems, Corp.

                                                             Consolidated Statements of Stockholders' Equity
_______________________________________________________________________________________________________________


Years ended June 30,1997 and 1996
----------------------------------------------------------------------------------------------------------------

                              Series A         Series B        Series C        Series D             Common
                            Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount     Shares   Amount
----------------------------------------------------------------------------------------------------------------
Balance June 30, 1996         30     $ -       -      $ -    30,000  $ 30   1,000,000  $ 1,000   622,710  $ 623
                                                               -
  Sale of common stock
  (Note 13)                    -       -       -        -      -        -        -        -        8,334      8
  Common stock issued in
  connection with acquisition
  of FSI (Note 4)              -       -       -        -      -        -        -        -      145,000    145
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees
  (Note 13)                    -       -       -        -      -        -        -        -       71,772     72
  Options granted in
  connection with consulting
  services (Note 13)           -       -       -        -      -        -        -        -         -         -
  Options exercised (Note 13)  -       -       -        -      -        -        -        -      505,118    505
  Conversion of convertible
  preferred stock (Note 12)    -       -       -        -      -        -  (1,000,000)  (1,000)  600,000    600
  Net Loss                     -       -       -        -      -        -        -        -         -         -
----------------------------------------------------------------------------------------------------------------

Balance June 30, 1997         30     $ -       -      $ -    30,000  $ 30        -     $  -    1,952,934 $1,953
================================================================================================================



Years ended June 30,1997 and 1996 (Continued)
--------------------------------------------------------------------------------------
                                                Stock                       Total
                                  Paid-in       to be     Accumulated   Stockholders'
                                  Capital      Earned       Deficit        Equity
--------------------------------------------------------------------------------------
Balance June 30, 1996          $ 8,570,809        -       $ (2,622,950)  $ 5,949,512

  Sale of common stock
  (Note 13)                         99,992        -               -          100,000
  Common stock issued in
  connection with acquisition
  of FSI (Note 4)                  422,668        -               -          422,813
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees
  (Note 13)                        780,581        -               -          780,653
  Options granted in
  connection with consulting
  services                       2,180,455 $(1,416,667)           -          763,788
  (Note 13)
  Options exercised (Note 13)      512,795        -               -          513,300
  Conversion of convertible
  preferred stock (Note 12)            400        -               -              -
  Net Loss                            -           -         (2,894,751)   (2,894,751)
--------------------------------------------------------------------------------------

Balance June 30, 1997          $12,567,700 $(1,416,667)   $ (5,517,701)  $ 5,635,315
======================================================================================
                          See accompanying notes to consolidated financial statements.

                                                            Workforce Systems Corp.

                                              Consolidated Statements of Cash Flows
                                                                           (Note 5)

_____________________________________________________________________________________


Year ended June 30,                                               1997           1996
-------------------------------------------------------------------------------------

Operating Activities
  Net loss                                                 $(2,894,751)   $(1,367,927)
  Adjustments to reconcile net loss to net cash provided
  by operating activities
      Amortization                                              91,192         70,281
      Depreciation                                             191,206        111,131
      Provision for doubtful accounts                          246,013           --
      Inventory valuation write-off                            359,610           --
      Acquisition, startup, and web development costs             --        1,947,183
      Issuance of common stock and options granted
         for services                                          871,521           --
      Gain on sale of fixed assets                                --             (701)
      Changes in assets and liabilities, net of businesses
          acquired
         (Increase) decrease in:
         Account receivable                                   (112,076)      (435,750)
         Other receivables                                     (47,678)          --
         Related party accounts receivable                        --          871,347
         Inventory                                            (302,111)      (643,613)
         Prepaid expenses                                      213,139           --
         Other current assets                                     --          (34,030)
         Other assets                                          (28,330)          --
         Increase (decrease) in:
         Trade accounts payable                                275,823        (46,447)
         Accrued expenses                                      197,599         67,865
         Income taxes payable                                  (73,329)        67,360
         Deferred income tax liability                         (60,541)       193,541
-------------------------------------------------------------------------------------

Net cash (used) provided by operating activities            (1,072,713)       800,240
-------------------------------------------------------------------------------------

Investing Activities
   Proceeds from sale of fixed assets                             --           12,159
   Purchase of property and equipment                         (249,634)      (771,589)
-------------------------------------------------------------------------------------

Net cash used in investing activities                         (249,634)      (759,430)
-------------------------------------------------------------------------------------

                                                            Workforce Systems Corp.

                                              Consolidated Statements of Cash Flows
                                                                           (Note 5)

_____________________________________________________________________________________


Year ended June 30,                                               1997           1996
-------------------------------------------------------------------------------------

Financing Activities
   Net proceeds from factoring line of credit                   121,883          --
   Proceeds from note payable -  related party                   10,064       177,667
   Payments on note payable-stockholder                        (118,131)         --
   Payments on long-term debt                                  (261,583)     (280,081)
   Proceeds from long-term debt                                 353,648        26,496
   Proceeds from sale of common stock and
   exercise of stock options                                    613,300       936,750
   Dividends paid                                                  --         (54,807)
-------------------------------------------------------------------------------------

Net cash provided by financing activities                       719,181       806,025
-------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents               (603,166)      846,835
Cash and cash equivalents, beginning of period                  938,487        91,652
-------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $ 335,321     $ 938,487
-------------------------------------------------------------------------------------

                         See accompanying notes to consolidated financial statements.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________


1.   Significant        Business
     Accounting         --------
     Policies
                        Workforce Systems Corp. and subsidiaries (the "Company") operate in the following geographical locations:

                        Tennessee
                        ---------

                        The Company through its subsidiaries, Industrial Fabrication & Repair, Inc. ("IFR"), Maintenance Requisition Order Corp. ("MRO"), Outside Industrial Services, Inc. ("OPS"), and American Industrial Management, Inc. ("AIM") provides specialized fabrication, machining and design of maintenance and production equipment; serves as an authorized distributor for a full line of power transmission products; and supplies specialized labor services on a contract basis.

                        Florida Operations
                        ------------------

                        The Company through its subsidiary Federal Supply, Inc. ("FSI") distributes and fabricates fire protection products; and through its subsidiary
                        Products That Produce, Inc. ("PTP") specializes in identifying, developing and marketing innovative new consumer products.

                        Principles of Consolidation
                        ---------------------------

                        The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                        Use of Estimates
                        ----------------

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________


                        disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Inventories
                        -----------

                        Inventories consisting mainly of finished product are stated at the lower of cost or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

                        Property, Plant and Equipment
                        -----------------------------

                        Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are recognized. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method as follows:

                         Building and improvements                  20 years
                         Machinery and equipment                    15 years
                         Furniture, fixtures and office
                         equipment                                   7 years
                         Automobiles                                 5 years

                        Depreciation expense was $ 191,206 and $ 111,131 for the years ended June 30, 1997, and 1996, respectively.

                        Excess Cost Over Fair Value of Net Assets Acquired
                        --------------------------------------------------

                        The excess cost over fair value of net assets acquired is amortized on a straight-line basis over 20 years. The Company evaluates the carrying value of this asset whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Income Tax
                        ----------

                        The Company provides deferred income tax assets and liabilities under SFAS 109 for temporary differences between book and taxable income.

                        Reclassifications
                        -----------------

                        Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                        Revenue Recognition
                        -------------------

                        Revenue from product sales in the consumer products division and in the manufacturing division is recognized at the time of shipment. Revenue in the staffing division is recognized when the related payroll costs are incurred.

                        Net Loss Per Common Share
                        -------------------------

                        Net loss per common share is based on the weighted average number of shares of common stock outstanding.

                        Statements of Cash Flows
                        ------------------------

                        For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Financial Instruments
                        ---------------------

                        The carrying amounts of financial instruments including accounts receivable, trade accounts payable and short-term obligations approximated fair value due to the relatively short maturity.

                        New Accounting Standards
                        ------------------------

                        Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                        Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                        These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
                        (SFAS) No. 128 Earnings Per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15 Earnings per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company will adopt SFAS No. 128 for its fiscal year ended June 30, 1998 and its implementation is not expected to have a material effect on the financial statements.

2.   Prepaid  Expenses  Included in prepaid expenses at June 30, 1997, and 1996, is $500,000 in prepaid advertising for media and radio spots which can be used by the Company at any time until December 2000. The Company intends to utilize the advertising during fiscal 1998.

                        No expense for prepaid advertising has been recorded for the years ended June 30, 1997, and 1996.

3.   Concentration of   The Company  maintains its cash in bank deposit accounts
     Credit Risk        which, at times,  may exceed  federally  insured limits.
                        The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

4.   Acquisitions       a)  Effective  February 1996,  the Company  acquired all
                            the Common Stock of American Industrial  Management,
                            Inc. ("AIM"). The purchase price consisted of 4,375 shares of the Company's Common Stock valued at $68,063.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        The transaction was recorded as follows:

                            Fair value of assets acquired        $    65,506
                            Acquisition costs                         76,890
                            Common stock issued in connection
                            with acquisition                       (  68,063)
                         -----------------------------------------------------

                            Liabilities assumed                 $  (  74,333)
                         =====================================================

                        Pro forma results of operations would not have been materially different from historical results.

                        (b) On  May  29,  1997  (June  1,  1997  for   financial
                            statement purposes) the Company acquired all of the common stock of Federal Supply, Inc. and Federal Fabrication, Inc. ("FSI"). The purchase price consisted of 110,000 shares of the Company's voting common stock and 35,000 shares of common stock to consultants as payment for acquisition costs valued at approximately $423,000 (80% of current market value) as well as approximately $56,000 in cash for additional acquisition costs.

                        The transaction was recorded as follows:

                            Fair value of assets acquired          $ 1,311,921
                            Excess cost over net assets acquired       971,036
                            Common stock issued in connection
                            with acquisition and acquisition costs   ( 479,000)
                         -------------------------------------------------------

                            Liabilities assumed                    $ (1,803,957)
                         =======================================================

                        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred on July 1, 1996 and 1995:

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                         Year ended June 30,               1997         1996
                         ------------------------------------------------------

                            Revenue              $    7,903,699  $  7,217,027
                            Net loss                ( 3,370,633)   (1,615,933)

                            Net loss per share   $  (      3.70) $ (     3.64)
                         ======================================================

                        The unaudited pro forma assumes the amortization of excess cost over fair value of net assets acquired over 20 years ($48,552).

                        The above transactions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of each acquired entity.

5.   Supplemental       Cash was paid as follows:
     Disclosures of
     Cash Flows

                         Year ended June 30,               1997         1996
                         -----------------------------------------------------

                         Interest                  $     68,797  $    62,632

                         Income taxes              $          -  $    18,500


                        Supplemental    Disclosures   of   Non-Cash    Investing
                        --------------------------------------------------------
                        Financing Activities
                        --------------------

                        During the year ended June 30, 1997, the Company issued 110,000 shares of common stock and 35,000 shares to consultants as payment for acquisition costs valued at approximately $423,000 in connection with the purchase of FSI; issued 71,772 shares of common stock valued at approximately $781,000 and 525,000 stock options valued at approximately $2,180,000 in connection with employment and consulting agreements and startup expenses in transactions not affecting cash flows. For further information see Notes 4 and 13.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        During the year ended June 30, 1996, the Company issued 33,117 shares of common stock valued at $ 675,000 in connection with prepaid advertising and prepaid legal expenses; issued 4,375 shares of common stock valued at $ 68,063 in connection with the acquisition of AIM; issued 20,000 shares of common stock valued at $ 400,000 in connection with equipment acquisitions, the development and maintenance of web sites on the Internet; issued 70,250 shares of common stock valued at $1,405,000 in connection with mine exploration and startup costs related to PTP; issued 3,706 shares of Common Stock valued at $ 74,120 in connection with certain operating expenses in transactions not affecting cash flows. In addition, during the year ended June 30, 1996, a note payable of $ 936,770 was converted to 55,500 shares of common stock in a transaction not affecting cash.

6.   Excess Cost Over
     Fair Value of Net
     Assets Acquired
                         June 30,                           1997         1996
                         -------------------------------------------------------

                         Excess cost over fair
                         value of net assets            $ 2,364,914 $ 1,405,629
                         acquired

                         Less:  Accumulated amortization  ( 166,473)   ( 75,281)
                         -------------------------------------------------------

                                                        $ 2,198,441 $ 1,330,348
                         =======================================================

                        Amortization expense was $91,192 and $70,281 for the years ended June 30, 1997 and 1996, respectively.

7.   Operating Leases   The Company leases office and warehouse space and office
                        equipment under operating  leases that expire at various
                        times  through  fiscal 2002.  In  addition,  the Company
                        leases  land  used  in  mineral   excavation   under  an
                        operating lease that expires in June 2001 with a five year renewal option. Rental expense was $114,000 and $45,000 for the years ended June 30, 1997, and 1996, respectively.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Approximate minimum future lease payments under these operating leases at June 30, 1997, are as follows:

                         Years ended June 30:
                         -----------------------------------------------------

                         1998                                   $    296,390
                         1999                                        265,955
                         2000                                        260,039
                         2001                                        258,421
                         2002                                         75,877
                         -----------------------------------------------------

                                                                $  1,156,682
                         =====================================================

8.   Long Term Debt     Long-term debt consisted of the following:
     and Factoring
     Line of Credit

                         June 30,                               1997      1996
                         -------------------------------------------------------

                         Note payable to individuals,
                         interest at 7.4%, unsecured.        $ 31,000  $ 37,000

                         Notes payable to credit
                         corporations, interest ranging
                         from 7.75% to 10.94%, principal
                         and interest payments of $4,086
                         due monthly through May 2001,
                         secured by automobiles.               67,521    60,157

                         Note payable to a bank, interest
                         at 7.75%, principal and interest
                         payments of $3,425 due monthly
                         through December 1998, secured by
                         equipment.                            57,120    92,259

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________



                         Capital leases payable,
                         interest at 10%, principal and
                         interest payments of $7,855
                         due monthly through January
                         2002, secured by production
                         equipment.                           283,064   167,241

                         Capital leases payable, interest
                         ranging from 11.5% to 13.43%,
                         principal and interest payments
                         of $1,762 due monthly through
                         July 2000, secured by forklift
                         and computer equipment.               47,644        -

                         First mortgage payable to
                         individuals, interest at 7.75%,
                         principal and interest of $5,500
                         due monthly through June 2001,
                         secured by land and building.        323,214   360,841
                         -------------------------------------------------------

                                                              809,563   717,498
                         -------------------------------------------------------

                         Less current portion                 234,447   254,159
                         -------------------------------------------------------

                                                            $ 575,116 $ 463,339
                         =======================================================

                        Fixed assets securing capital leases were approximately $381,000 at June 30, 1997.

                        Maturities of long-term debt were as follows:

                         Year ending June 30,
                         -------------------------------------------------------

                         1998                                      $   234,447
                         1999                                          195,457
                         2000                                          157,650
                         2001                                          110,803
                         2002                                          104,013
                         Thereafter                                      7,193
                         -------------------------------------------------------

                                                                   $   809,563
                         =======================================================

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Factoring Line of Credit
                        ------------------------

                        A subsidiary of the Company entered into factoring agreements prior to its acquisition by the Company providing for up to $500,000 in lines of credit, based upon eligible accounts receivable. Fees charged for factoring were 3.7% of all eligible receivables up to $500,000 a year. The advances are collateralized by the related receivables. At June 30, 1997, approximately $101,000 was still available for borrowing under the agreement.

9.   Related Party      At  June  30,  1997,  the  note  payable-stockholder  is
     Transactions       unsecured,  and resulted from the  acquisition of FSI in
                        May 1997. The note bears interest at a rate of 8.5% per annum. Interest expense for the one month period ended
                        June 30, 1997 was $6,908. The note was converted into preferred stock in October 1997. (See Note 15).

                        From time to time the Company has borrowed funds from Yucatan Holding Company, the Company's principal stockholder ("Yucatan"), for working capital purposes. As of June 30, 1997, the Company owed Yucatan $142,731.

                        On June 30, 1995, the Company issued Yucatan a promissory note in the principal amount of $936,770, bearing quarterly interest at the prime rate as published in the Wall Street Journal, the initial rate of interest being 8.75%. On November 27, 1995, Yucatan converted the face value of the Note into shares of the Company's common stock based upon a conversion ratio equal to the closing bid price of the Company's common stock as reported on the NASD OTC Bulletin Board on the date of conversion which was $22.00 per share. Accordingly, the Company issued Yucatan 42,581 shares of its common stock during the year ended June 30, 1996.

                        During the year ended June 30, 1997, the Company leased a facility from a stockholder, at a rate of $3,400 per month, expiring in June 30, 1998. Rent expense aggregated $ 40,800.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        During the year ended June 30, 1996, the Company issued 35,000 shares of common stock to related parties, pursuant to costs associated with the successful prospecting, acquisition of mineral rights and the geophysical analysis of the mineral used in Mr. Food's AlloFresh. As discussed in Note 14, costs of $ 700,000 have been charged to expense for the year ended June 30, 1996.

10.  Business Segments

                   Manufact-                      Consumer
                     uring          Staffing      Products     Corporate        Total
--------------------------------------------------------------------------------------

Revenues

1997             $ 3,564,133    $  1,033,433   $    55,720   $         -   $ 4,653,286
1996             $ 2,451,323    $    582,217   $   787,140   $         -   $ 3,820,680

Operating income (loss)

1997             $(  114,814)   $(   168,034)  $(  245,228)  $(  966,687)  $(1,494,763)
1996             $ 1,276,776    $    101,587   $         -   $(  169,655)  $ 1,208,708

Identifiable assets

1997             $ 8,587,030    $     87,874   $   956,998   $    37,270   $ 9,669,172
1996             $ 6,483,333    $    104,161   $ 1,115,353   $         -   $ 7,702,847

Depreciation and amortization

1997             $   277,322    $      2,255   $     1,274         1,547   $   282,398
1996             $   180,944    $          -   $       139   $         -   $   181,083

Capital expenditures

1997             $   235,867    $      2,627   $     2,915   $     8,225   $   249,634
1996             $   771,589    $          -   $         -   $         -   $   771,589



11.  Income Tax         The  Company  files  tax returns  on a separate  company
                        basis which can result in income tax expense while having an overall consolidated loss.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        At June 30, 1997, the Company had a Federal net operating loss carry forward of approximately $6,400,000 that expires through 2011. For financial reporting purposes, a valuation allowance of $2,400,000 has been recognized to offset the net deferred tax assets related to these carry forwards. Realization of the benefits related to pre-acquisition losses may be limited in any one year due to change of ownership rules under the Internal Revenue Code.

                        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                         June 30,                           1997         1996
                         -------------------------------------------------------

                         Deferred Tax
                         Liabilities:
                            Tax greater than book
                            depreciation/tax basis    $    130,000  $   191,000
                         =======================================================

                         Deferred Tax Assets:
                            Net operating loss
                            carryforwards             $  2,400,000  $ 1,014,000

                         Less: Valuation allowance     ( 2,400,000)  (1,014,000)
                         -------------------------------------------------------

                                                              -            -
                         =======================================================

                        The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory tax rate of 34% to loss before income taxes is as follows:

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________


                         June 30,                                              1997         1996
                         ------------------------------------------------------------------------
                         Income tax credit at statutory Federal rate   $( 1,030,000)  $( 380,000)
                         ------------------------------------------------------------------------

                         Limit on recognition of deferred tax
                         asset due to valuation allowance                 1,030,000      380,000

                         Adjustment for prior year's estimate           (    72,399)           -

                         Change in deferred tax liability               (    61,000)   (  44,091)

                         Change in deferred tax asset                             -      237,632

                         Current year payable                                     -       66,779
                         ------------------------------------------------------------------------
                         Net (benefit) provision                       $(   133,399)  $  260,320
                         ========================================================================

12.  Preferred  Stock   The Company is  authorized to issue 2,000,000  shares of
                        preferred stock, par value $.001 per share, issueable in
                        such  series  and   bearing   such   voting,   dividend,
                        conversion,   liquidation   and   obtained   rights  and
                        preferences as the Board of Directors may determine.

                        The designations, rights and preferences of the Series A Preferred Stock provide that the shares (i) have full voting rights, share for share, with the then outstanding common stock of the Company as well as any other series of preferred stock then outstanding, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at par value of $.001 per share, (iv) pay dividends at the sole discretion of the Company's Board of Directors, (v) are not transferable without the consent of the Company's Board of Directors and (vi) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest, and are junior in interest to the Series B $5.00 Cumulative Convertible Preferred Stock of the Company then outstanding.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        The designations, rights and preferences of the Series B Preferred Stock provides that the shares (i) shall receive annual dividends equal to $.43 per share, (ii) are entitled to full voting rights, share for share, with any then outstanding common stock as well as with any other class or series of stock of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's stockholders, (iii) are entitled to convert their shares of preferred stock into shares of the Company's restricted common stock at any time on a one for one basis and (iv) are redeemable at the option of the Company at $4.30 per share. On May 30, 1996, the holder of the Series B Preferred Stock converted such shares into 70,000 shares of common stock pursuant to the designations, rights and preferences thereof.

                        The designations, rights and preferences of the Series C Preferred Stock provide that the shares (i) have no voting rights, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at an amount equal to the prior year's annual dividend as previously set by action of the Company's Board of Directors, (iv) pay dividends at the sole discretion of the Company's Board of Directors, (v) are not transferable without the consent of the Company's Board of Directors and (vi) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest, and are junior in interest to the Series B $5.00 Cumulative Convertible Preferred Stock of the Company then outstanding. A dividend of $36,000 for the calendar year 1996 was declared by the Board of Directors. For calendar year 1997 no dividends were declared by the Company's Board of Directors.

                        The designations, rights and preferences of the Series D Preferred Stock provide that the shares (i) have full voting rights, share for share, with the then outstanding common stock of the Company as well as any other series of preferred stock then outstanding, (ii) are redeemable at any time at the option of the Company at a rate of .6 shares of common stock for each share of

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        preferred stock, (iii) are redeemable at any time at the Company's option at a price per share to be mutually agreed upon by the Company and the holder at the time of redemption, (iv) do not pay any dividends, and (v) in the event of a liquidation or winding up of the Company, carry a liquidation preference equal to par value, without interest. During June 1997, the 1,000,000 shares of Series D preferred stock was converted into 600,000 shares of common stock.

13.  Common Stock       The  Company  resolved  for all issued  and  outstanding
                        shares of common stock held by stockholders of record on
                        April 3, 1997 shall be automatically  combined at a rate
                        of four to one.  Any  fractional  shares  as a result of
                        this split were rounded up to the next whole share.  The
                        Company  is  currently  authorized  to issue  25,000,000
                        shares of common stock, par value $.001 per share.

                        The components of stockholders' equity, all shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

                        During November 1996, The Company sold to accredited investors, a total of 8,334 shares of the Company's restricted common stock at a purchase price of $12 per share in a private transaction exempt from registration under applicable Federal securities laws. The Company collected a total of $100,000 in connection with this transaction. No offering costs were incurred as part of the transaction.

                        During the year ended June 30, 1997, the Company issued 71,772 shares of unrestricted common stock in connection with the compensation of certain consultants and employees. The total expense recorded in connection with these transactions amounted to approximately $781,000, based upon the market value at the date of issuance.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        During April 1997, the Company entered into a five year agreement for consulting services. In connection therewith, the Company granted 500,000 stock options exerciseable at $1.00 per share. One third of the options are treated as a retainer for the services to be rendered over the term of the agreement and the remaining two thirds are considered to be, transactional options, which serve as compensation due upon the consummation of acquisitions during the term of the agreement (as defined). The retainer options are earned equally over the term of the agreement. The transactional options shall be earned based on the acquisitions consummated during the term of the agreement. If the agreement is terminated prior to the termination date, any unearned options shall be returned to the Company

                        The stock options were valued at approximately $2,125,000, the market value at the date of grant. In connection with this transaction, the Company recorded the retainer options as prepaid consulting fees totaling approximately $708,000 of which approximately $35,000 was expensed during the year ended June 30, 1997. The remaining $1,417,000 ascribed to the transaction options were recorded as stock to be earned.

                        During April 1997 the 500,000 options were exercised and the Company issued 500,000 shares of common stock. In connection with this transaction the Company collected proceeds of $500,000.

                        In addition, during April 1997, the Company entered into a one year agreement for consulting services. In connection with this agreement, the Company granted 25,000 stock options exerciseable at $2.50 per share. The stock options were valued at approximately $55,000, the market value at the date of grant . In connection with this transaction, the Company recorded consulting fees totaling approximately $55,000. During April 1997, 5,118 options were exercised. At June 30, 1997, unexercised options totaled 19,882.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Subsequent to June 30, 1997, the Company issued 630,412 shares of common stock to consultants and in connection with an acquisition of a Company (Note 14).

                        During July 1997, the Company entered into a six year consulting agreement to provide certain marketing services. As compensation for the services the Company granted a one year option to purchase 262,000 shares of common stock at $1.00 per share.

14.  Other Expenses     1996
                        ----

                        On August 30, 1996, the Company filed with the Securities and Exchange Commission (the SEC) Form SB-2, a registration Statement under the Securities Act of 1933. The SEC issued comments on the filing by letter dated November 4, 1996. On January 14, 1997, the Company responded to the SEC and amended the SB-2 filing. The SEC issued additional comments by letter dated February 14, 1997. As a result of these comments, the Company made the following expense charges to its financial statements for the years ended June 30, 1996.

                        Acquisition Expenses
                        --------------------

                        Acquisition expenses totaling $76,890 have been charged to expense for the year ended June 30, 1996 and represent the value of 4,375 shares of common stock and cash paid to unrelated parties pursuant to the acquisition of AIM. The acquisition has been accounted for based on the purchase method of accounting.

                        Mineral Exploration
                        -------------------

                        Mineral exploration expenses totaling $700,000 have been charged to expense for the year ended June 30, 1996. The mineral exploration expenses were incurred in connection with the successful prospecting, acquisition of mineral rights and the geophysical analysis of the mineral used in Mr. Food's AlloFresh and was paid to a related party, as defined under SFAS 57, with the issuance of 35,000 shares of common stock.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Startup Expenses
                        ----------------

                        Startup expenses totaling $1,091,308 have been charged to expense for the year ended June 30, 1996. Startup expenses represent pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's consumer products division, PTP. As a result of the formation of PTP, 35,250 shares of stock were issued to unrelated parties. The remaining $386,308 in startup expenses represents operating expenses incurred during the startup phase.

                        Web Development
                        ---------------

                        Web development expenses totaling $400,000 have been charged to expense for the year ended June 30, 1996. The expenses were incurred in connection with certain contracts to acquire equipment and to develop and maintain Internet web sites ultimately as an Internet provider to market its consumer products and through its manufacturing division, its inventory of refurbished gear boxes and other power transmission components internationally. The web development was paid for with the issuance of 20,000 shares of stock to an unrelated party.

                        1997
                        ----

                        Acquisition Expenses
                        --------------------

                        Acquisition expenses totaling $110,000 have been charged to expense for the year ended June 30, 1997 and represent the value of 9,167 shares of common stock paid to certain consultants as compensation for services pertaining to identifying and closing potential acquisition targets. As no such acquisitions were closed, the amount was expensed in full.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________

                        Startup Expenses
                        ----------------

                        Startup expenses totaling $1,357,899 have been charged to expense for the year ended June 30, 1997. $994,689 of the expenses relate to pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's consumer products division, PTP. The remaining $363,210 was incurred during the startup of one of the Company's subsidiaries and development of a product line.


15.  Subsequent Events  a)    On September 22, 1997,  the Company  acquired 100%
                              of the issued and outstanding capital stock of LPS
                              Acquisition Corp. ("LPS") in exchange for an aggregate of 270,000 shares of the Company's restricted common stock from LPS stockholders in a private transaction exempt from registration under the Securities Act of 1933. LPS, doing business as Lantana Peat And Soil, is a distributor of high quality custom soil mixes to wholesale nurseries throughout South Florida. Annualized revenues are currently estimated at $3 million.

                              The majority stockholder of LPS, owning approximately 85.2% of LPS, was a non-affiliate of the Company. Minority stockholders in LPS, each owning approximately 7.4% of the issued and outstanding stock, were the wife of the Chairman and President of the Company, and the wife of a director of the Company. The sellers are required to deliver to the Company a fairness opinion as to the amount of consideration tendered by the Company in the share for share exchange. In the event such fairness opinion does not support the exchange ratio, such exchange ratio shall be adjusted by mutual agreement between the parties.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
________________________________________________________________________________


                        b) In conjunction with the acquisition of FSI, the Company began negotiations with FSI's principal stockholder regarding the conversion of the note payable-stockholder. Such negotiations were consummated as follows:

                              Effective October 7, 1997, the note payable-stockholder was converted to 115,000 shares of Series E cumulative non participating preferred stock. The designations, rights and preferences of the Series E Preferred Stock provides that holders shall receive annual dividends equal to $77,000, are entitled to full voting rights, share for share with any then outstanding common stock as well as with any other class or series of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's stockholders, and are redeemable solely at the Company's option at a redemption price to be negotiated by the parties at the time of the redemption.

                              If the conversion had occurred at June 30, 1997, the Company's consolidated balance sheet would have been as follows:

                                    Total assets                  $9,669,172
                                    Total liabilities             $2,883,838
                                    Stockholders' equity          $6,785,334
                                    Net tangible assets           $4,586,893

16.  Fourth  Quarter    Year end adjustments  made in the fourth quarter of 1997
     Adjustments        had the effect of decreasing  net income for the quarter
     (Unaudited)        by  approximately  $1,400,000.  The adjustments  related
                        principally to the carrying  amounts of certain  assets,
                        principally    bad   debt   write-offs   and   inventory
                        valuations, and expense accruals associated with prior quarters of the year ended June 30, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 4, 1997 Lyle H. Cooper C.P.A. was dismissed as the Company's principal accountant. Lyle H. Cooper C.P.A. had served as the Company's principal accountant since July 6, 1994. During the period Lyle H. Cooper C.P.A. was engaged as the Company's principal accountant there were no disagreements with Lyle H. Cooper C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountant's report on the financial statements of the Company issued by Lyle H. Cooper C.P.A. contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Lyle H. Cooper C.P.A. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not he agreed with the statements made by the Company in response to Item 4 of the Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 6, 1997 and, if not, stating the respects in which he did not agree. The Company filed a copy of such letter from Lyle H. Cooper, C.P.A. confirming his agreement to the Company's statements as an exhibit to the Form 8-K Report filed with the Securities and Exchange Commission on August 6, 1997. See Exhibit 16.3 hereto.

      On August 4, 1997 the Company engaged BDO Seidman, LLP as its independent accountant for the fiscal year ended June 30, 1997. The decision to change accountants was approved by the Company's Board of Directors. The Company consulted with BDO Seidman, LLP within the last two years concerning the application of purchase accounting in the acquistions of OIS, NHP and IFR. The oral advice of BDO Seidman, LLP was considered by the Company in reaching its decision as to the application of purchase accounting in such acquisitions.

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

      Name                         Age               Position
      ----                         ---               --------

Robert Hausman                      41          Director, President

Jayme Dorrough                      30          Director and Secretary

Mark Weisz                          38          Director

Lester Gann                         52          Director

C. Lawrence Rutstein                51          Director

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

      ROBERT HAUSMAN. Mr. Hausman joined the Company's Board of Directors and was elected President on June 1, 1997 following the acquisition of Federal. See
Item 1. Business - Overview. Mr. Hausman, who was elected Chairman of the Board in September 1997, also serves on the Board of Directors of each of the Company's subsidiaries and is a member of the Audit Committee. Mr. Hausman devotes substantially all of his time and attention to the business of the Company. From October 1994 to October 1997, Mr. Hausman was President and Chief Executive Officer of Federal and since May 1995, Mr. Hausman has also been 25% shareholder of South Eastern Sound & Communications, Inc., a Boca Raton based sales, service and installation company of sound and communications systems. In addition, since May 1996 Mr. Hausman has owned a one-third interest in All-Star Sports Camp, Boca Raton, Florida. From February 1982 until July 1994, Mr.

Hausman was a 50% owner of Bedford Weaving Mills, a Bedford, Virginia based speciality textile mill. Mr. Hausman, a 50% owner and Executive Vice President of Bedford Weaving Mills, which was acquired by Mr. Hausman and his partner in February 1982 from Belding Hemingway Inc. (NYSE:BHY). Subsequent to such acquisition, Bedford Weaving Mills increased its revenues and earnings from a approximately $5 million, with operating losses, to approximately $20 million with pre-tax profits. Mr. Hausman is also a member of the Board of Directors of QPQ Corporation (Nasdaq: QPQQ). Mr. Hausman received a B.S. in Management and Marketing in 1977 from Philadelphia College of Textiles and an MBA in Marketing and Management in 1978 from Babson College.

      JAYME DORROUGH. Mrs. Dorrough has served as a director and Secretary of the Company since June 14, 1994. Mrs. Dorrough is also an officer and director of Yucatan Holding Company, a principal shareholder of the Company. Mrs. Dorrough, who is not an employee of the Company and has other business interests outside of the Company, devotes as much time to the affairs of the Company as she deems necessary which equates to approximately 10% of her time. From August 1987 until October 1989, Mrs. Dorrough was employed by Baker, Worthington, Crossley, Stansberry & Woolf, Knoxville, Tennessee as an administrative assistant.

      MARK WEISZ. Mr. Weisz joined the Company's Board of Directors in September 1997 and serves on its Audit Committee. Since May 1997 Mr. Weisz has served as Regional Director of Tax for Northern Telecom, Ltd. (NYSE: NT). Prior to assuming that position, from January 1993 until April 1997 Mr. Weisz served as Tax Manager for Coopers & Lybrand, LLP in Miami, Florida. Earlier he served as Senior Tax Associate (January 1990 to December 1992) and Tax Associate (June 1987 to December 1989) for Coopers & Lybrand, LLP in Princeton, New Jersey. From 1986 to 1987 he served in a tax internship with Arthur Young & Company in Metro Park, NY. Mr. Weisz holds a B.S. in Accounting from Rutgers University.

      C. LAWRENCE RUTSTEIN. Mr. Rutstein joined the Company's Board of Directors in September 1997 and serves on its Audit Committee. Since May 1997 Mr. Rutstein as served as Chairman, CEO and President of QPQ Corporation (Nasdaq: QPQQ) which has been in the food services and medical weight loss business. Since 1995 he has also served as President of CapQuest Partners, Inc., a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr. Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 1972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc., a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was Chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the Board of Directors of Boca Raton Capital Corporation (Nasdaq: BRCC) and Packquistion Corp. and Future Graph, Inc., privately-held companies.

      LESTER GANN. Mr. Gann joined the Company's Board of Directors in September 1997. Mr. Gann is President and a director of Industrial Fabrication & Repair, Inc. ("IFR"), a subsidiary of the Company. Mr. Gann founded IFR in 1979 and has served as its President and a director continuously since the date of formation. Mr. Gann has 33 years experience in tool and machinery design and power transmission equipment and has received extensive training from various manufacturers and distributors of the foregoing equipment. Mr. Gann is responsible for all day to day operations of the industrial fabrication division of the Company.

Key Employees
-------------

      While not executive officers of the Company, the following officers and employees of the Company's subsidiaries make significant contributions to the business of the Company.

      GREG HOEHN. Mr. Hoehn, 36, has been President of Federal since October 1, 1997 and was Operations Manager from January 1996 until October 1, 1997. He is responsible for day to day operations, including oversight of administrative, sales, warehouse, stocklisting and fabrication activities. From August 1994 until joining Federal, Mr. Hoehn was employed by Summers Fire Springs as Production Manager and from June 1993 until August 1994 he was Senior Technical Writer for Professional Management and Advisory Corp. In this position Mr. Hoehn managed a staff of technical writers producing proposals for contractors bidding on state and federal contracts where his responsibilities included supervising the cost estimating for each contract and providing budget estimates and escalation costs. Mr. Hoehn was Product Manager/Quality Control from February 1992 until June 1993 at SciCor where he was directly responsible for assigned products from bidding to final testing and quality inspections. Mr. Hoehn attended both the Community College of the Air Force and the University of Maryland.

      ROBERT LOVELACE. Mr. Lovelace, 50, is President and a director of AIM, serving in such position since its formation in April 1995. Mr. Lovelace is responsible for day to day operations of AIM. From June 1992 until founding AIM in 1995, Mr. Lovelace was employed as a regional sales manager for Borg Wagner for Wells Fargo Guard Service, Burns Guard Service and Borg Wagner Facility

Staffing. From January 1990 until May 1992 Mr. Lovelace was regional Vice President for Sears Security Systems residential alarm systems. During his career, Mr. Lovelace has completed in excess of 20 schools within the Dale Carnegie & Associates organization covering training and supervisory management in attitude, communication, human relations, memory training, leadership, public speaking and business management.

      JOHN STEWART. Mr. Stewart, 53, is General Manager of Lantana Peat & Soil, a position he has held since June 1992. Mr. Stewart is responsible for all day to day operations at Lantana Peat & Soil.

      There is no family relationship between any of the officers, key employees and directors. The Company currently maintains an Audit Committee which is comprised of Messrs. Hausman, Weisz and Rutstein. The Company does not presently maintain compensation or nominating committees of the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such, whose annual compensation exceeded $100,000. Directors of the Company do not receive compensation for serving in such capacity.
                                                      Long - Term
                        Annual Compensation           Compensation Awards
                        -------------------           -------------------

                                                      Options
Name and                               Other Annual   Number of   All Other
Principal Position  Year  Salary Bonus Compensation   Shares      Compensation
------------------  ----  ------ ----- ------------   ------      ------------
Robert Hausman,     1997     0     0         0           0            0
President, Chief    1996     0     0         0           0            0
Executive Officer   1995     0     0         0           0            0
and Director(1)

Ella Chesnutt(2)    1997     0     0         0           0            0
                    1996     0     0         0           0            0
                    1995     0     0         0           0           (3)

Jayme Dorrough      1997     0     0         0           0            0
Secretary           1996     0     0         0           0            0
and Director        1995     0     0         0           0           (3)

___________________________

      (1) Mr. Hausman was elected the Company's President on June 1, 1997 and entered into a Management Agreement with the Company commencing July 1, 1997. See "Executive Compensation - Employment and Management Agreements.".

      (2) Mrs. Chesnutt served as the Company's President from June 14, 1994 until her resignation on June 1, 1997.

      (3) On March 21, 1995 Mrs. Chesnutt and Mrs. Dorrough were each awarded 12,125 shares of Common Stock for services rendered by them in connection with the Naturale Agreement. The fair market value on the date of issuance was $26.28 per share resulting in aggregate value to each of Mrs. Chesnutt and Mrs. Dorrough of $318,645.

Employment and Management Agreements
------------------------------------

      On July 1, 1997 the Company entered into a Management Agreement with Robert Hausman, President and a director of the Company. Pursuant to the term of this three year agreement, Mr. Hausman is entitled to receive (i) annual base compensation of $100,000, which increases in years two and three of the agreement by the greater of the percentage increase of the Consumer Price Index or 6% and (ii) options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. During the term of the Management Agreement should there be a change of control of the Company, as that term is defined in the Management Agreement (see Exhibit 10.4 hereto), the Company at its sole option may terminate the Management Agreement upon 30 days prior written notice and thereafter will be obligated to pay Mr. Hausman the balance of the compensation payable under the Management Agreement had same not been terminated prior to its expiration, together with an additional sum equal to two years annual base compensation. The Management Agreement contains customary provisions providing for confidentiality.

      In May 1995 IFR entered into a three year employment agreement with Lester Gann providing for an annual base salary of $96,000 with the ability to receive performance based bonuses at the discretion of the Board of Directors. As of the date hereof, no such performance bonuses have been awarded. Mr. Gann is also entitled to participate in all benefit programs of IFR as may be made available to other salaried employees. Mr. Gann's employment agreement contains customary provisions providing for confidentiality as well as a 12 month non-compete following the termination of the agreement. Mr. Gann's employment agreement does not provide for any severance payments.

      In March 1996 AIM entered into a three year employment agreement with Robert Lovelace. Such agreement provides for an annual base compensation of $66,000 and certain additional compensation in the form of an aggregate of the issuance of 6,818 shares of the Company's Common Stock which have been registered under the Act. Such stock is issued in 24 monthly installments providing Mr. Lovelace is still employed by AIM. The employment agreement also contains customary provisions providing for confidentiality as well as a 12 month non-compete following the termination of the agreements. Mr. Lovelace's employment agreement does not provide for any severance payments. As additional incentive to build the business of AIM, pursuant to the terms of the AIM acquisition the Company granted Mr. Lovelace certain incentives. Specifically, in the event the financial statements of AIM, as prepared in accordance with generally accepted accounting principles applied on a consistent basis reflect a certain pre-determined average gross profit per month for the immediately preceding three month period (based upon fiscal quarters for the fiscal year ending June 30) as hereinafter set forth, and Mr. Lovelace is then an employee of AIM, Mr. Lovelace is entitled to earn additional shares of the Company's Common Stock. Specifically, at such time as AIM's financial statements reflect an average gross profit (as defined in the agreement) of at least $50,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of 12,500 shares of the Company's Common Stock; and at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $70,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of an additional 25,000 shares of the Company's Common Stock; and at such time as AIM's financial statements reflect an average gross profit (as defined in the share exchange agreement) of at least $90,000 per month for the preceding fiscal quarter, Mr. Lovelace shall be entitled to receive a one time issuance of an additional 30,625 shares of the Company's Common Stock. To date, AIM has not reached any of the aforedescribed thresholds.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of October 9, 1997 hereof there are 2,583,346 shares of Common Stock issued and outstanding and 30 shares of Series A Preferred Stock and 115,000 shares of Series E Cumulative Non-Participating Preferred Stock issued and outstanding, all of which are voting securities of the Company. The 30,000 shares of Series C Preferred Stock which are issued and outstanding do not have voting rights. The following table sets forth, as of the close of business on October 9, 1997, (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of any class of each the Company's voting securities and (b) the number of shares of each class of voting securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

Series A Preferred Stock
------------------------

      Name and                      Amount of               Percentage
      Address of                    Beneficial              of
      of Beneficial Owner           Ownership of Stock      Class
      -------------------           ------------------      -----

      Outside Industrial            30                      100%
      Services, Inc. (1)
      2415 Sycamore Drive
      Knoxville, TN  37921

      All Officers and
      Directors as a
      Group (five persons)          none                    n/a

Series E Cumulative Non-Participating Preferred Stock
-----------------------------------------------------

      Name and                      Amount of               Percentage
      Address of                    Beneficial              of
      of Beneficial Owner           Ownership of Stock      Class
      -------------------           ------------------      -----

      Robert Hausman                115,000                 100%
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      All Officers and
      Directors as a
      Group (five persons)          115,000                 100%

Common Stock
------------

      Name and                      Amount of               Percentage
      Address of                    Beneficial              of
      of Beneficial Owner           Ownership of Stock      Class (4)
      -------------------           ------------------      ---------

      Yucatan Holding               504,891                 19.5%
      Company (2)
      8870 Cedar Springs Lane
      Suite 5
      Knoxville, TN  37923

      Robert Hausman(3)             200,000                  7.5%
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      Jayme Dorrough                (2)                     (2)
      8870 Cedar Springs Lane
      Suite 5
      Knoxville, TN  37923
                                       25

      Name and                      Amount of               Percentage
      Address of                    Beneficial              of
      of Beneficial Owner           Ownership of Stock      Class (4)
      -------------------           ------------------      ---------

      Mark Weisz                       100                    (4)
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      C. Lawrence Rutstein(5)            0                      0
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      Lester Gann                   121,481                  4.7%
      2415 Sycamore Drive
      Knoxville, TN  37921

      Darren Apel                   230,000                  8.9%
      6480 Via Rosa
      Boca Raton, FL  33433

      All Officers and
      Directors as a
      Group (five persons)
      (2)(3)(5)                     826,472                 30.8%

_____________

      (1)   Outside Industrial Services, Inc. is a subsidiary of the Company.

      (2) Mrs. Dorrough is the sole officer, director and shareholder of Yucatan Holding Company. Of such shares, Mrs. Dorrough has sole voting and depository power of an aggregate of 304,891 shares and Mrs. Ella Chesnutt, the former president of Yucatan Holding Company, has sole voting and depository power over an aggregate of 200,000 shares.

      (3) Includes options to acquire 100,000 shares of the Company's Common Stock, but excludes 19,980 shares of Common Stock owned beneficially by Barbara Hausman, his spouse, of which he disclaims beneficial ownership. See Item 1. Description of Business - General. and Item 10. Executive Compensation - Employment and Management Agreements.

      (4)   Less than 1%.

      (5) Excludes 19,980 shares of Common Stock owned beneficially by Ronna Newman Rutstein, his spouse, of which he disclaims beneficial ownership. See
Item 1. Description of Business - General.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 21, 1995 Mrs. Dorrough and Mrs. Chesnutt, a former officer and director of the Company, were each awarded 12,125 shares of Common Stock for services rendered by them in connection with the Naturale Agreement. The fair market value on the date of issuance was $ 26.28 per share resulting in aggregate value to each of Mrs. Chesnutt and Mrs. Dorrough of $318,645.

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

      On November 27, 1995, Yucatan converted the face value of the June Note into shares of the Company's Common Stock based upon conversion ratio equal to the closing bid price of the Company's common stock as reported on the OTC
Bulletin Board on the date of conversion which was $22.00 per share. Accordingly, the Company issued Yucatan 42,581 shares of its restricted Common Stock. The Company remained indebted, on an unsecured basis to Yucatan for advances made subsequent to June 30, 1995 in the amount of $273,676. Subsequent to November 27, 1995 such amount has been repaid to Yucatan by the Company.

      During Fiscal 1997 from time to time the Company borrowed additional funds from Yucatan for working capital purposes. At June 30, 1997 the amount due Yucatan by the Company was $142,731.

      In conjunction with the acquisition of Federal in May 1997 (see Item 1. Description of Business), Federal delivered a promissory note to Robert Hausman and Barbara Hausman in the principal amount of $1,079,024.31. On October 7, 1997 Robert Hausman and Barbara Hausman converted the principal and any accrued but unpaid interest thereon into 115,000 shares of the Company's Series E Cumulative Non-Participating Preferred Stock (the "Series E"). The designations, rights and preferences of the Series E provide (a) for annual dividends equal to $77,000,
(b) full voting rights, share for share, with any then outstanding Common Stock as well as with any other class or series of stock of the Company having general voting power with the Common Stock concerning any matter being voted upon by the Company's stockholders, (c) is not convertible into any other class of capital stock of the Company and (d) is redeemable at the option of the Company at a redemption price to be negotiated by the parties at the time of redemption.

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K


      The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

      (a)   Exhibits
            --------

Exhibit No.                         Description
-----------                         -----------

2.1 Stock Purchase Agreement dated June 14, 1994 by and between F. W. Miller, Wildflower Financial Corp. and Yucatan Holding Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 1994

2.2 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp., Yucatan Holding Company and Prime Florida, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.3 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp. and a certain shareholder of Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.4 Agreement dated November 30, 1994 by and between Workforce Systems Corp. and Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

2.5 Agreement dated May 22, 1995 by and between Workforce Systems Corp. and Lester E. Gann, the Sole Shareholder of Industrial Fabrication & Repair, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on May 23, 1995

2.6                     Agreement  dated  as  of   May  29,  1997 by and between
                        Workforce  Systems  Corp.  and Robert  Hausman  and John

                        Murray as Sole Shareholders of Federal Supply, Inc. and Robert Hausman as Sole Shareholder of Federal Fabrication, Inc. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 1997

3.1 Articles of Incorporation a re hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993

3.2 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series B $5.00 Cumulative Convertible Preferred Stock are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 1994

3.3 Articles of Amendment to the Articles of Incorporation changing the corporation name are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

3.4 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series A and Series C Preferred Stock are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

3.5 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series D Preferred Stock is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996

3.6 Articles of Amendment to the Articles of Incorporation increased the amount of authorized common stock and setting forth the redemption provisions of the Series D Preferred Stock is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

3.7 Articles of Amendment to the Articles of Incorporation decreasing the number of authorized common stock and effecting a one for four stock split of the common stock is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

3.8 By-Laws of the Company are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993.

3.9 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series E Cumulative Non-Participating Preferred Stock.

10.1 Licensing Agreement dated May 31, 1996 by and between Ginsburg Enterprises Incorporated and Products That Produce, Inc. is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996

10.2 Employment Agreement between Industrial Fabrication & Repair, Inc. and Lester E. Gann is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.3                    Employment   Agreement   between   American   Industrial
                        Management, Inc. and Robert Lovelace is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.4                    Management agreement between Workforce Systems Corp. and
                        Robert Hausman

10.5 Amended and Restated Consulting Acquisition Management Agreement between Workforce Systems Corp. and Manny J. Shulman and Shulman & Associates, Inc. is hereby incorporated by reference to the registration statement on Form S-8 as filed with the Securities and Exchange Commission on September 24, 1997

10.6 Stock Purchase and Sale Agreement dated September 22 , 1997 between Workforce Systems Corp., a Florida corporation, and Darren Apel, Barbara Hausman and Ronna Newman Rutstein, as shareholders of LPS Acquisition Corp. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 1997

10.7 Conversion Agreement dated October 7, 1997 between Workforce Systems Corp., Federal Supply, Inc. and Robert Hausman and Barbara Hausman

16.1                    Letter  from  Richard  H.  Harris  &  Associates,   P.A.
                        regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.2 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.3 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

16.4                    Letter  from  BDO  Seidman,   LLP  regarding  change  in
                        certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

21                      Subsidiaries of the Registrant.

27                      Financial Data Schedule

99 Information regarding the name change of the Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

(b)   Reports on Form 8-K
      -------------------

      On June 4, 1997 the Company filed with the Securities and Exchange Commission a Report on Form 8-K regarding the acquistions of Federal Supply, Inc. and Federal Fabrication, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Workforce Systems Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORKFORCE SYSTEMS CORP.

                                      By: /s/ Robert Hausman
                                         -------------------
                                           Robert Hausman, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title             Date
---------                           -----             ----

/s/ Robert Hausman                  President,        October 13, 1997
------------------------            Chairman
Robert Hausman

/s/ Jayme Dorrough                  Secretary and     October 13, 1997
------------------------            Director
Jayme Dorrough

/s/ Mark Weisz                      Director          October 13, 1997
------------------------
Mark Weisz

/s/ Lester Gann                     Director          October 13, 1997
------------------------
Lester Gann

/s/ C. Lawrence Rutstein            Director          October 13, 1997
------------------------
C. Lawrence Rutstein

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

2.1 Stock Purchase Agreement dated June 14, 1994 by and between F. W. Miller, Wildflower Financial Corp. and Yucatan Holding Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 1994

2.2 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp., Yucatan Holding Company and Prime Florida, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.3 Agreement dated as of June 30, 1994 by and between Wildflower Financial Corp. and a certain shareholder of Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on July 13, 1994

2.4 Agreement dated November 30, 1994 by and between Workforce Systems Corp. and Outside Industrial Services, Inc. is hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

2.5 Agreement dated May 22, 1995 by and between Workforce Systems Corp. and Lester E. Gann, the Sole Shareholder of Industrial Fabrication & Repair, Inc. is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange commission on May 23, 1995

2.6 Agreement dated as of May 29, 1997 by and between Workforce Systems Corp. and Robert Hausman and John Murray as Sole Shareholders of Federal Supply, Inc. and Robert Hausman as Sole Shareholder of Federal Fabrication, Inc. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 1997

3.1 Articles of Incorporation are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993

3.2 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series B $5.00 Cumulative Convertible Preferred Stock are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 1994

3.3 Articles of Amendment to the Articles of Incorporation changing the corporation name are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

3.4 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series A and Series C Preferred Stock are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

3.5 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series D Preferred Stock is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996

3.6 Articles of Amendment to the Articles of Incorporation increased the amount of authorized common stock and setting forth the redemption provisions of the Series D Preferred Stock is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

3.7 Articles of Amendment to the Articles of Incorporation decreasing the number of authorized common stock and effecting a one for four stock split of the common stock is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

3.8 By-Laws of the Company are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993.

3.9 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series E Cumulative Non-Participating Preferred Stock.

10.1 Licensing Agreement dated May 31, 1996 by and between Ginsburg Enterprises Incorporated and Products That Produce, Inc. is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996

10.2 Employment Agreement between Industrial Fabrication & Repair, Inc. and Lester E. Gann is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.3                    Employment   Agreement   between   American   Industrial
                        Management, Inc. and Robert Lovelace is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.4                    Management agreement between Workforce Systems Corp. and
                        Robert Hausman

10.5 Amended and Restated Consulting Acquisition Management Agreement between Workforce Systems Corp. and Manny J. Shulman and Shulman & Associates, Inc. is hereby incorporated by reference to the registration statement on Form S-8 as filed with the Securities and Exchange Commission on September 24, 1997

10.6 Stock Purchase and Sale Agreement dated September 22 , 1997 between Workforce Systems Corp., a Florida corporation, and Darren Apel, Barbara Hausman and Ronna Newman Rutstein, as shareholders of LPS Acquisition Corp. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 1997

10.7 Conversion Agreement dated October 7, 1997 between Workforce Systems Corp., Federal Supply, Inc. and Robert Hausman and Barbara Hausman

16.1                    Letter  from  Richard  H.  Harris  &  Associates,   P.A.
                        regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.2 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.3 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

16.4                    Letter  from  BDO  Seidman,   LLP  regarding  change  in
                        certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

21                      Subsidiaries of the Registrant

27                      Financial Data Schedule

99 Information regarding the name change of the Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994