Form 10QSB
period 1997-09-30
WORKFORCE SYSTEMS CORP /FL/
filed 1997-11-07
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to ______

      Commission file number 33-53250-A

                           Coventry Industries Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                  561-488-4802
                           ---------------------------
                           (Issuer's telephone number)

                             Workforce Systems Corp.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 5, 1997 the registrant had issued and outstanding 2,309,708 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

INDEX TO FINANCIAL STATEMENTS
                                                                     Page No.
                                                                     --------
Condensed Consolidated Balance Sheets at
September 30, 1997(unaudited) and
June 30, 1997 (audited)                                                  2

Condensed Consolidated Statements of Operations
for the three months ended September 30, 1997
and 1996 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the three months ended September 30, 1997
and 1996 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                 5 - 7

                            Coventry Industries Corp.
                      Condensed Consolidated Balance Sheets

                                                               September 30,      June 30,
                                                                    1997            1997
                                                                ------------    ------------
                                                                 (unaudited)          *
Assets
------

Current Assets
  Cash                                                          $    201,877    $    335,321
  Accounts receivable, less $48,300 and $55,442
    allowance for doubtful accounts, respectively                  1,676,539       1,017,949
  Other receivable                                                   284,998          47,678
  Inventory                                                        2,071,512       1,888,235
  Prepaid expenses                                                   761,682         707,238
                                                                ------------    ------------

    Total current assets                                           4,996,608       3,996,421
                                                                ------------    ------------

Property, plant and equipment, less $377,866 and
  $324,062 accumulated depreciation, respectively                  3,042,639       2,914,731
                                                                ------------    ------------
Other assets
  Excess cost over fair value of assets acquired                   3,117,951       2,198,441
  Other                                                               35,598          28,330
  Prepaid consulting fees                                            495,832         531,249
                                                                ------------    ------------

                                                                   3,649,381       2,758,020
                                                                ------------    ------------

                                                                $ 11,688,628    $  9,669,172
                                                                ============    ============

Continued

                            Coventry Industries Corp.
                Condensed Consolidated Balance Sheets (Continued)

                                                               September 30,      June 30,
                                                                    1997            1997
                                                                ------------    ------------
                                                                 (unaudited)          *

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities
  Accounts payable                                              $    836,885    $    915,630
  Accrued expenses                                                   418,011         428,026
  Factoring line of credit                                           350,769         398,858
  Income tax payable                                                  59,030          59,030
  Current maturities of long-term debt                               201,975         234,447
  Notes payable                                                         --           142,731
                                                                ------------    ------------

    Total current liabilities                                      1,866,670       2,178,722
                                                                ------------    ------------

Deferred income taxes                                                130,000         130,000
Long-term debt, less current portion                                 555,923         575,116
Notes payable                                                        762,308       1,150,019
                                                                ------------    ------------

                                                                   1,448,231       1,855,135
                                                                ------------    ------------

Stockholders' Equity
  Series A Preferred stock, $.001 par value, 30 shares
    authorized, 30 shares issued and outstanding                        --              --
  Series C Preferred stock, $.001 par value, 30,000 shares
    authorized, 30,000 shares issued and outstanding                      30              30
  Series E Preferred stock, $.001 par value, 115,000 shares
    authorized, 115,000 shares issued and outstanding                    115            --
  Series F Preferred stock, $.001 par value, 75,000 shares
    authorized, 75,000 shares issued and outstanding                      75            --
  Common Stock, $.001 par value, 25,000,000 shares
    authorized, 2,524,934 and 1,952,934 shares issued and
    outstanding, respectively                                          2,525           1,953
  Additional paid-in capital                                      15,401,925      12,567,700
  Stock to be earned                                              (1,316,667)     (1,416,667)
  Accumulated deficit                                             (5,714,276)     (5,517,701)
                                                                ------------    ------------

  Total stockholders' equity                                       8,373,727       5,635,315
                                                                ------------    ------------

                                                                $ 11,688,628    $  9,669,172
                                                                ============    ============












Condensed from audited financial statements
          See accompanying notes to condensed consolidated financial statements
                                           2

                            Coventry Industries Corp.
                 Condensed Consolidated Statements of Operations


                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1997           1996
                                                      -----------    -----------

Revenues                                              $ 2,353,538    $ 1,157,371

Cost of sales                                           1,696,083        673,797
                                                      -----------    -----------

Gross profit                                              657,455        483,574
                                                      -----------    -----------

Operating expenses
  Selling, general and administrative expenses            716,122        154,969
  Depreciation and amortization                            82,554         67,500
  Professional fees                                        47,471           --
                                                      -----------    -----------

                                                          846,147        222,469
                                                      -----------    -----------

Income (loss) from operations                            (188,692)       261,105
                                                      -----------    -----------

Other expense
  Interest expense                                        (35,215)          --
  Interest income                                             340           --
  Other                                                    26,992           --
                                                      -----------    -----------

                                                           (7,883)          --
                                                      -----------    -----------

Income (loss) before income tax provision (benefit)      (196,575)       261,105

Income tax (benefit)                                         --           87,500
                                                      -----------    -----------

Net income (loss)                                     $  (196,575)   $   173,605
                                                      ===========    ===========

Earnings per common share:

  Net income (loss) per common share                  $     (0.09)   $      0.29
                                                      ===========    ===========

  Weighted average shares outstanding                   2,171,021        602,709
                                                      ===========    ===========


      See accompanying notes to condensed consolidated financial statements
                                        3

                            Coventry Industries Corp.
                 Condensed Consolidated Statements of Cash Flows


                                                         Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                            1997         1996
                                                      ------------    ----------

Operating Activities:
  Net income (loss)                                      $(196,575)   $ 173,605
  Adjustments to reconcile net income to
    net cash used in by operating activities:
      Amortization and depreciation                         82,554       67,500
      Stock compensation                                    35,417         --
  Changes in operating assets and liabilities:
    (Increase) decrease in receivable                     (233,477)     (16,641)
    (Increase) decrease in other receivable               (163,539)        --
    (Increase) decrease in inventory                       (15,277)    (345,927)
    (Increase) decrease in other assets                     (7,268)        --
    (Increase) decrease in prepaid expenses                (54,444)      37,284
    Increase (decrease) in income tax payable                 --         57,997
    Increase (decrease) in accounts payable               (173,848)     (52,539)
    Increase (decrease) in accrued expenses                (10,107)     (41,136)
                                                         ---------    ---------

Net cash used in operations                               (736,564)    (119,857)
                                                         ---------    ---------

Investing Activities:
  Increase in start up costs                                  --       (201,469)
  Purchase of property and equipment                      (103,712)    (256,727)
  Purchase of assets of a business, net                    (30,993)        --
                                                         ---------    ---------

Net cash used in investing activities                     (134,705)    (458,196)
                                                         ---------    ---------

Financing Activities:
  Payments of long-term debt                               (53,741)     (26,698)
  Payments (increase) of notes payable                     123,805     (132,667)
  Issuance of common stock                                 667,762         --
                                                         ---------    ---------

Net cash provided by (used in) financing activities        737,826     (159,365)
                                                         ---------    ---------

Net increase (decrease) in cash                           (133,443)    (737,418)

Cash, beginning of the period                              335,321      938,487
                                                         ---------    ---------

Cash, end of the period                                  $ 201,878    $ 201,069
                                                         =========    =========

      See accompanying notes to condensed consolidated financial statements
                                        4

                            COVENTRY INDUSTRIES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported of amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission.

Note 2 - Acquisitions

      On September 22, 1997, the Company acquired 100% of the issued and outstanding capital stock of LPS Acquisition Corp. ("LPS") in exchange for an aggregate of 270,000 shares of the Company's common stock from LPS' stockholders in a private transaction exempt from registration under the Securities Act of 1933, as amended. LPS, doing business as Lantana Peat and Soil, is a distributor of high quality custom soil mixes to wholesale nurseries throughout South Florida. Annualized revenues are currently estimated at $3 million.

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

* The transaction was recorded as follows:
* Fair value of assets acquired                                     $   577,000
* Excess cost over net assets acquired                                  773,000
* Common stock issued in connection with acquisition
  and acquisition costs                                                (960,000)
  ------------------------------------------------------------------------------

* Liabilities assumed                                               $  (390,000)
  ==============================================================================

The above transactions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of the acquired entity.

      On September 1, 1997, the Company acquired 100% of the assets of Apollo Pipe & Valve ("Apollo") in exchange for an aggregate of $100,000 and 25,000 shares of the Company's common stock in a private transaction exempt from registration under the Securities Act of 1933, as amended. Apollo is a distributor of industrial pipe valves and fittings throughout Florida. Annualized revenues are currently estimated at $500,000.

The transaction was recorded as follows:
* Fair value of assets acquired                                     $    74,000
* Excess cost over net assets acquired                                  173,000
* Common stock issued in connection with acquisition
  and acquisition costs                                                (200,000)
  ------------------------------------------------------------------------------

* Liabilities assumed                                               $   (47,000)
  ==============================================================================

      The above transactions were accounted for by the purchase method, and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of the acquired entity.

Note 3 - Stockholders' Equity

      As set forth in the Company's audited financial statements as contained in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, on October 7, 1997 $1,150,019 of a note payable - stockholder was converted to 115,000 shares of Series E Cumulative Non-Participating Preferred Stock ("Series E Preferred Stock"). The designations, rights and preferences of the Series E Preferred Stock provides that holders shall receive annual dividends equal to $77,000, are entitled to full voting rights, share for share with any then outstanding common stock as well as with any other class or series of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's stockholders, and are redeemable solely at the Company's option at a redemption price to be negotiated by the parties at the time of the redemption.

      Effective September 25, 1997, a note payable was converted to 75,000 shares of Series F 7% Cumulative Non-Participating Preferred Stock ("Series F Preferred Stock"). The designations, rights and preferences of the Series F Preferred Stock provides that holders shall receive annual dividends equal to $52,500, are entitled to full voting rights, share for share with any then outstanding common stock as well as with any other class or series of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's stockholders, and are redeemable solely at the Company's option at a redemption price to be negotiated by the parties at the time of the redemption.

Item 2.     Management's Discussion and Analysis or Plan or Operation.

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

Results of Operation

      During the three months ended September 30, 1997 the Company continued its expansions plans through the acquistions of LPS Acquisition Corp. ("LPS") and Apollo Pipe & Value ("Apollo"). Consolidated revenues for the three months ended September 30, 1997 increased $1,196,167 or approximately 103% from the three months ended September 30, 1996. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, (ii) revenues for one month for each of LPS and Apollo, and (iii) a full quarter of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

      Gross profit margins as a percentage of revenues for the three months ended September 30, 1997 decreased approximately 14% from the comparable quarter in fiscal 1996.

      Operating expenses increased approximately 280% for the three months ended September 30, 1997 from the three months ended September 30, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A"). SG&A on a consolidated basis increased approximately 362% during the three months ended September 30, 1997 from the three months ended September 30, 1996 as a result of the addition of SG&A expenses attributable to the continued expansion of the Company, including SG&A associated with the LPS and Apollo acquistions, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to the LPS and Apollo acquisitions.

      The Company reported a net loss of $196,575 for the three months ended September 30, 1997 as compared to net income of $173,605 for the three months ended September 30, 1996. Approximately $130,000 of the net loss is attributable to non-cash items including depreciation and amortization of $82,554 and $47,471 of costs associates with the LPS and Apollo acquistions. The remaining portion of the net loss is attributable to operating losses at Federal (approximately $53,000) and LPS (approximately $28,000). Management of the Company believes, although there can be no assurances, that as a result of the Apollo acquisition (see "Manufacturing Division" below) that Federal is now at break-even and, following certain management strategies initiated at LPS following its acquisition by the Company in September 1997, the loss rate at LPS will be significantly decreased in the subsequent quarters of fiscal 1998.

      Manufacturing Division

      For the three months ended September 30, 1997 the Manufacturing Division reported an increase in revenues of approximately 164% from the three months ended September 30, 1996. This increase is attributable to (i) revenues from Federal for a full fiscal quarter, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) revenues from Apollo for one month, and
(iv) the internal  realignment  of one of the  Company's  subsidiaries,  Outside
Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported a loss from operations of approximately $13,000 for the three months ended September 30, 1997 which is attributable to a loss from operations at Federal; the Company did not report income from operations for each of its divisions during the comparable period ended September 30, 1996.

       As discussed above, during the quarter ended September 30, 1997 Federal acquired the business and assets of Apollo in a private transaction from an unaffiliated third party. Apollo is a distributor of industrial pipes, valves and fittings with annualized revenues of approximately $500,000. Prior to such acquisition Federal sub-let a portion of its Pompano Beach, Florida facility to Apollo, which such sublease was negotiated on an arms-length basis. The principal of Apollo has remained with the company following its acquisition by Federal to insure both the continued business and operations of Apollo at current levels as well as to assist in the expansion of Apollo's operations. Commencing in the second quarter of fiscal 1998, Apollo will begin the marketing and sale to industrial manufacturing businesses in the State of Florida of power transmission components, including new and refurbished gear boxes in close association with IFR and MRO.

      Staffing Division

      For the three months ended September 30, 1997 the Staffing Division reported a decrease in revenues of approximately 33% from the three months ended September 30, 1996. The Staffing Division reported a loss from operations of approximately $15,000 for the three months ended September 30, 1997 which is attributable to a concentration of revenues generated from lower margin accounts; the Company did not report income from operations for each of its divisions during the comparable period ended September 30, 1996.

      During the quarter ended September 30, 1997 the Company undertook an internal realignment of one of its subsidiaries. OIS, a staffing company which provides personnel with speciality skills, such as transportation operation and equipment maintenance, was realigned to fall within the Manufacturing Division, leaving American Industrial Management, Inc. ("AIM") as the component of the Staffing Division. As a result of the specialized nature of the services provided by OIS, coupled with the synergic customer base of IFR and OIS, management of the Company undertook such realignment to both increase the operating efficiency of OIS as well as to provide better service to its customers.

      Consumer Products Division

      Revenues for the Consumer Products Division increased approximately 81% for the three months ended September 30, 1997 versus the three months ended September 30, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997. LPS' revenues are currently annualized at approximately $3.2 million. Accordingly, management of the Company believes the revenues from this division will increase measurably during the second quarter of fiscal 1998 and beyond as a result of this acquisition. The Consumer Products Division reported a loss from operations of approximately $28,000; the Company did not report income from operations for each of its divisions during the comparable period ended September 30, 1996.

Liquidity and Capital Resources

      The Company's working capital at September 30, 1997 was $3,129,938 versus $1,817699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. While the Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1998 it will be necessary for the Company to raise additional working capital. A substantial portion of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

      In conjunction with the acquisition of LPS, on September 25, 1997 Eric Deckinger and Adrienne Deckinger (collectively, "Deckinger"), unaffiliated third parties, converted $750,000 of debt due by LPS to them into 75,000 shares of the Company's Series F 7% Cumulative Non-Participating Preferred Stock ("Series F"). The designations, rights and preferences of the Series F provide (a) for annual dividends equal to $52,500, (b) full voting rights, share for share, with any then outstanding Common Stock as well as with any other class or series of stock of the Company having general voting power with the Common Stock concerning any matter being voted upon by the Company's stockholders, (c) is not convertible into any other class of capital stock of the Company and (d) is redeemable at the option of the Company at a redemption price to be negotiated by the parties at the time of redemption, PROVIDED, HOWEVER, that the shares of Series F may only be redeemed contemporaneously with or subsequent to the redemption of all then outstanding shares of Series E Cumulative Non-Participating Preferred Stock then issued and outstanding. A copy of the Articles of Amendment to the Company's Articles of Incorporation setting forth the designations, rights and preferences of the Series F is filed herewith as Exhibit 3(i) and a copy of the Conversion Agreement is filed herewith as Exhibit 10.

      On October 28, 1997 the Board of Directors of the Company, together with the holders of a majority of the issued and outstanding voting securities of the Company, adopted a resolution changing the name of the Company to "Coventry Industries Corp." A copy of the Articles of Amendment to its Articles of Incorporation relative to such name change is filed herewith as Exhibit 3(ii).

Item 6.     Exhibits and Report on Form 8-K.

      (a)   Exhibits.

No.                           Description
---                           -----------

3(i) Articles of Amendment to the Articles of Incorporation of Workforce Systems Corp. setting forth the designations, rights and preferences of the Series F 7% Cumulative Non-Participating Preferred Stock.

3(ii) Articles of Amendment to the Articles of Incorporation of Workforce Systems Corp. changing the name of the corporation to Coventry Industries Corp.

10 Conversion Agreement dated September 25, 1997 between Workforce Systems Corp., LPS Acquisition Corp. and Eric Deckinger and Adrienne Deckinger

27          Financial Data Schedule (Electronic filing only).

      (b)   Reports on Form 8-K.

      During the three months ended the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission:

      1. On August 6, 1997 the Company filed a Report on Form 8-K disclosing under Item 4. thereof a change in the Company's independent auditors from Lyle
H. Cooper, C.P.A. to BDO Seidman, LLP.

      2. On August 12, 1997 the Company filed a Report on Form 8-K providing under Item 7. the audited financial statements of Federal Supply, Inc. and Federal Fabrication, Inc.

      3. On September 16, 1997 the Company filed a Report on Form 8-K disclosing under Item 5. a change in the members of the Company's Board of Directors.

      4. On September 22, 1997 the Company filed a Report on Form 8-K disclosing under Item 2. the acquisition of LPS Acquisition Corp.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Coventry Industries Corp,
                                           a Florida corporation

Date: November 6, 1997                    By: /s/ Robert Hausman
                                              ------------------
                                                Robert Hausman,
                                                President