Form 10QSB
period 1997-12-31
COVENTRY INDUSTRIES CORP
filed 1998-02-23
CIK 893771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 1998 the registrant had issued and outstanding 3,005,855 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

INDEX TO FINANCIAL STATEMENTS
                                                                     Page No.
                                                                     --------
Condensed Consolidated Balance Sheets at
December 31, 1997(unaudited) and
June 30, 1997 (audited)                                                  2

Condensed Consolidated Statements of Operations
for the three and six months ended December 31, 1997
and 1996 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the six months ended December 31, 1997
and 1996 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                 5 - 7

                            Coventry Industries Corp.
                      Condensed Consolidated Balance Sheets


                                                             December 31,                   June 30,
                                                                1997                          1997
                                                             -----------                  -----------
                                                             (unaudited)                       *
Assets

Current Assets
  Cash                                                       $    19,571                  $   335,321
  Accounts receivable, less $148,300 and $55,442
    allowance for doubtful accounts, respectively              1,526,659                    1,017,949
  Other receivable                                               289,702                       47,678
  Inventory                                                    2,300,034                    1,888,235
  Prepaid expenses                                               756,890                      707,238
                                                             -----------                  -----------

    Total current assets                                       4,892,856                    3,996,421
                                                             -----------                  -----------

Property, plant and equipment, less $489,650 and
  $324,062 accumulated depreciation, respectively              3,053,839                    2,914,731
                                                             -----------                  -----------

Other assets
  Excess cost over fair value of assets acquired               3,151,885                    2,198,441
  Other                                                          139,582                       28,330
  Prepaid consulting fees                                        360,415                      531,249
                                                             -----------                  -----------

                                                               3,651,882                    2,758,020
                                                             -----------                  -----------

                                                             $11,598,577                  $ 9,669,172
                                                             ===========                  ===========

Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                                           $ 1,361,145                  $   915,630
  Accrued expenses                                               890,924                      428,026
  Factoring line of credit                                       307,236                      398,858
  Income tax payable                                              80,100                       59,030
  Current maturities of long-term debt                           212,029                      234,447
  Notes payable                                                   27,958                      142,731
                                                             -----------                  -----------

    Total current liabilities                                  2,879,392                    2,178,722
                                                             -----------                  -----------

Deferred income taxes                                            130,000                      130,000
Long term debt, less current portion                             513,965                      575,116
Note payable                                                     819,577                    1,150,019
                                                             -----------                  -----------

                                                               1,463,542                    1,855,135
                                                             -----------                  -----------


Stockholder's Equity
  Series A Preferred stock, $.001 par value, 30 shares
    authorized, 30 shares issued and outstanding                       -                            -
  Series C Preferred stock, $.001 par value, 30,000 shares
    authorized, 30,000 shares issued and outstanding                  30                           30
  Series E Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 115,000 issued and outstanding                       115                            -
  Series F Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 75,000 issued and outstanding                         75                            -
  Common Stock, $.001 par value, 25,000,000 shares
    authorized, 2,952,446 and 1,952,934 shares issued and
    outstanding, respectively                                      2,952                        1,953
  Additional paid-in capital                                  15,941,978                   12,567,700
  Stock to be earned                                          (1,216,667)                  (1,416,667)
  Accumulated deficit                                         (7,472,840)                  (5,517,701)
                                                             -----------                  -----------
  Total stockholder's equity                                   7,255,643                    5,635,315
                                                              ----------                  -----------

                                                             $11,598,577                  $ 9,669,172
                                                             ===========                  ===========

* Condensed from audited financial statements

      See accompanying notes to condensed consolidated financial statements

                            Coventry Industries Corp.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended                          Six Months Ended
                                                                  December 31,                                December 31,
                                                      --------------------------------              --------------------------------
                                                           1997                1996                     1997                 1996
                                                      ------------        ------------              ------------        ------------
Revenues                                               $ 2,842,816          $1,191,411              $ 5,196,354           $2,348,782

Cost of sales                                            2,185,749             687,164                3,881,832            1,360,961
                                                       -----------          ----------              -----------           ----------

Gross profit                                               657,067             504,247                1,314,522              987,821
                                                       -----------          ----------              -----------           ----------
Operating expenses
  Selling, general and administrative expenses           1,101,554             161,118                1,817,676              316,087
  Relocation provision                                     500,000                   -                  500,000                    -
  Depreciation and amortization                            136,620              67,500                  219,174              135,000
  Professional fees                                        600,000                   -                  647,471                    -
                                                       -----------          ----------              -----------           ----------

                                                         2,338,174             228,618                3,184,321              451,087
                                                       -----------          ----------              -----------           ----------
Income (loss) from operations                           (1,681,107)            275,629               (1,869,799)             536,734
                                                       -----------          ----------              -----------           ----------
Other expense
  Interest expense                                         (65,285)                  -                 (100,500)                   -
  Interest income                                            2,256                   -                    2,596                    -
  Other                                                    (14,428)                  -                   12,564                    -
                                                       -----------          ----------              -----------           ----------

                                                           (77,457)                  -                  (85,340)                   -
                                                       -----------          ----------              -----------           ----------
Income (loss) before income tax provision               (1,758,564)            275,629               (1,955,139)             536,734

Income tax                                                       0              90,000                        -              177,500
                                                       -----------          ----------              -----------           ----------
Net income (loss)                                      $(1,758,564)         $  185,629              $(1,955,139)          $  359,234
                                                       -----------          ----------              -----------           ----------

Earnings per common share:

  Net income (loss) per common share                   $     (0.63)         $     0.31              $     (0.79)          $     0.60
                                                       ===========          ==========              ===========           ==========
  Weighted average shares outstanding                    2,790,371             602,709                2,461,003              602,709
                                                       ===========          ==========              ===========           ==========





      See accompanying notes to condensed consolidated financial statements

                            Coventry Industries Corp.
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 1997 and 1996
                                   (Unaudited)



                                                                       1997                     1996
                                                                  ------------            --------------
Operating Activities:
  Net income (loss)                                               $(1,955,139)                $ 359,234
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization and depreciation                                   219,174                   135,000
      Stock compensation                                              591,904
  Changes in operating assets and liabilities:
    (Increase) decrease in receivable                                 (83,597)                    4,919
    (Increase) decrease in other receivable                          (168,243)                        0
    (Increase) decrease in inventory                                 (243,799)                 (386,304)
    (Increase) decrease in other assets                              (111,252)                        0
    (Increase) decrease in prepaid expenses                           (49,652)                 (153,490)
    Increase (decrease) in accounts payable                           350,412                   (94,178)
    Increase (decrease) in accrued expenses                           462,806                   144,294
                                                                  -----------              ------------

Net cash used in operations                                          (987,386)                    9,475
                                                                  -----------              ------------

Investing Activities:
  Increase in start up costs                                                -                  (201,469)
  Purchase of property and equipment                                 (132,241)                 (322,930)
  Purchase of assets of a business, net                               (64,927)
                                                                  -----------              ------------

Net cash used in investing activities                                (197,168)                 (524,399)
                                                                  -----------              ------------

Financing Activities:
  Payments of long-term debt                                          (85,646)                  (99,957)
  Notes payable, net                                                  165,499                  (132,667)
  Issuance of common stock                                            788,951                         0
                                                                                                (92,473)
                                                                  -----------              ------------
Net cash provided by (used in) financing activities                   868,804                  (325,097)
                                                                  -----------              ------------

Net increase (decrease) in cash                                      (315,750)                 (840,021)

Cash, beginning of the period                                         335,321                   938,487
                                                                  -----------              ------------
Cash, end of the period                                           $    19,571                 $  98,466
                                                                  ===========              ============

      See accompanying notes to condensed consolidated financial statements

                            COVENTRY INDUSTRIES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               December 31, 1997


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

Results of Operations

Six months ended December 31, 1997 as compared to six months ended December 31, 1996

      During the six months ended December 31, 1997 the Company continued its expansion plans through the acquisitions of LPS Acquisition Corp. ("LPS") and Apollo Pipe & Value ("Apollo"). Consolidated revenues for the six months ended December 31, 1997 increased $2,847,572 or approximately 121% from the six months ended December 31, 1996. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, (ii) revenues for four months for each of LPS and Apollo, and (iii) two full quarters of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

      Gross profit margins as a percentage of revenues for the six months ended December 31, 1997 decreased approximately 17% from the comparable six months in fiscal 1996.

      Operating expenses increased approximately 606% for the six months ended December 31, 1997 from the six months ended December 31, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A") and the inclusion of a $500,000 provision for the current six month period to provided for anticipated charges associated with the the relocation of the LPS physical plant. SG&A on a consolidated basis increased approximately 475% during the six months ended December 31, 1997 from the six months ended December 31, 1996 as a result of the addition of SG&A expenses attributable to the continued expansion of the Company, including SG&A associated with the LPS and Apollo acquisitions, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to current and future expansion of the Company's operations.

      The Company reported a net loss of $1,955,139 for the six months ended December 31, 1997 as compared to net income of $359,234 for the six months ended December 31, 1996. Approximately $1,419,000 of the net loss is attributable to non-cash items including depreciation and amortization of approximately $219,000, a $500,000 provision for the relocation of the LPS physical plant and approximately $647,000 of costs associated with certain professional fees. The remaining portion of the net loss is mainly attributable to operating losses at Federal (approximately $63,000) and LPS (approximately $414,000).

         Manufacturing Division

      For the six months ended December 31, 1997 the Manufacturing Division reported an increase in revenues of approximately 143% from the six months ended December 31, 1996. This increase is attributable to (i) revenues from Federal for two full fiscal quarters, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) revenues from Apollo for four months, and (iv) the internal realignment of one of the Company's subsidiaries, Outside Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported income from operations of approximately $104,000 for the six months ended December 31,1997; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

       As discussed above, during the six months ended December 31, 1997 Federal acquired the business and assets of Apollo in a private transaction from an unaffiliated third party. Apollo is a distributor of industrial pipes, valves and fittings with annualized revenues of approximately $500,000. Prior to such acquisition Federal sub-let a portion of its Pompano Beach, Florida facility to Apollo, which such sublease was negotiated on an arms-length basis. The principal of Apollo has remained with the company following its acquisition by Federal to insure both the continued business and operations of Apollo at current levels as well as to assist in the expansion of Apollo's operations. Commencing in the second quarter of fiscal 1998, Apollo began the marketing and sale to industrial manufacturing businesses in the State of Florida of power transmission components, including new and refurbished gear boxes in close association with IFR and MRO.

      Staffing Division

      For the six months ended December 31, 1997 the Staffing Division reported a decrease in revenues of approximately 30% from the six months ended December 31, 1996. The Staffing Division reported a loss from operations of approximately $119,000 for the six months ended December 31, 1997 which is attributable to a concentration of revenues generated from lower margin accounts; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

      During the six months ended December 31, 1997 the Company undertook an internal realignment of one of its subsidiaries. OIS, a staffing company which provides personnel with specialty skills, such as transportation operation and equipment maintenance, was realigned to fall within the Manufacturing Division, leaving American Industrial Management, Inc. ("AIM") as the component of the Staffing Division. As a result of the specialized nature of the services provided by OIS, coupled with the synergic customer base of IFR and OIS, management of the Company undertook such realignment to both increase the operating efficiency of OIS as well as to provide better service to its customers.

      Consumer Products Division

      Revenues for the Consumer Products Division increased approximately 266% for the six months ended December 31, 1997 versus the six months ended December 31, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997. LPS revenues are currently annualized at approximately $2.6 million. The Consumer Products Division reported a loss from operations of approximately $714,000; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.




Three months ended December 31, 1997 as compared to three months ended December 31, 1996

         Consolidated revenues for the three months ended December 31, 1997 increased $1,651,405 or approximately 139% from the three months ended December 31, 1996. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, (ii) revenues for three months for each of LPS and Apollo which were acquired by the Company in the first quarter of the current fiscal year, and (iii) a full quarter of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

      Gross profit margins as a percentage of revenues for the three months ended December 31, 1997 decreased approximately 19% from the comparable quarter in fiscal 1996.

      Operating expenses increased approximately 923% for the three months ended December 31, 1997 from the three months ended December 31, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A") and the inclusion of a $500,000 provision for the current period to provided for anticipated charges associated with the the relocation of the LPS physical plant. SG&A on a consolidated basis increased approximately 584% during the three months ended December 31, 1997 from the three months ended December 31, 1996 as a result of the addition of SG&A expenses attributable to the continued expansion of the Company, including SG&A associated with the LPS and Apollo acquisitions and the continued growth of the Company's operations. Other operating expenses were non-cash items including depreciation and amortization and professional fees.

      The Company reported a net loss of $1,758,564 for the three months ended December 31, 1997 as compared to net income of $185,629 for the three months ended December 31, 1996. Approximately $736,000 of the net loss is attributable to non-cash items, including depreciation and amortization and a $500,000 provision for the relocation of the LPS physical plant. The remaining portion of the net loss is attributable to operating losses at Federal (approximately $20,000), LPS (approximately $382,000) and corporate overhead (approximately $83,000).

      Manufacturing Division

For the three months ended December 31, 1997 the Manufacturing Division reported an increase in revenues of approximately 139% from the three months ended December 31, 1996. This increase is attributable to (i) revenues from Federal for a full fiscal quarter, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) revenues from Apollo for a full fiscal quarter, and (iv) the internal realignment of one of the Company's subsidiaries, Outside Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported a income from operations of approximately $119,000 for the three months ended December 31, 1997; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.


      Staffing Division

      For the three months ended December 31, 1997 the Staffing Division reported a decrease in revenues of approximately 22% from the three months ended December 31, 1996. The Staffing Division reported a loss from operations of approximately $111,000 for the three months ended December 31, 1997 which is attributable to a concentration of revenues generated from lower margin accounts; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.


      Consumer Products Division

      Revenues for the Consumer Products Division increased approximately 557% for the three months ended December 31, 1997 versus the three months ended December 31, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

Liquidity and Capital Resources

      The Company's working capital at December 31, 1997 was $2,013,464 versus $1,817,699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. While the Company does not presently anticipate any significant capital expenditures (excluding the relocation provision of $500,000 for LPS), in order to pursue the Company's plan of operations for fiscal 1998 it will be necessary for the Company to raise additional working capital. Subsequent to December 31, 1997 the Company successfully completed a private placement of 1,750 shares of 5% convertible preferred stock as more fully described in Form 8K filed on Janury 29, 1998.
The proceeds from the private placement were used by the Company for general working capital. A substantial portion of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

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



4.1         Warrant agreement

10.1        Financial Advisory Agreement

27          Financial Data Schedule (Electronic filing only).

      (b)   Reports on Form 8-K.

      During the three months ended the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission:

      1. On November 21, 1997 the Company filed a Report on Form 8-KA disclosing under Item 7. Financial information relating to the acquisition of LPS Acquisition Corp.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Coventry Industries Corp,
                                           a Florida corporation

Date: February 17, 1998                    By: /s/ Robert Hausman
                                              ------------------
                                                Robert Hausman,
                                                President