Form 10QSB
period 1998-03-31
COVENTRY INDUSTRIES CORP
filed 1998-05-19
CIK 893771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended March 31, 1998

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ________

         Commission file number 33-53250-A

                           Coventry Industries Corp.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                    Florida
       -----------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                  65-0353816
       -----------------------------------------------------------------
                       (IRS Employer Identification No.)

              7777 Glades Road, Suite 211, Boca Raton, FL 33434
       -----------------------------------------------------------------
                   (Address of principal executive offices)

                                 561-488-4802
       -----------------------------------------------------------------
                          (Issuer's telephone number)

       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (x) No ( ).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1998 the registrant had issued and outstanding 3,333,855 shares of common stock.

     Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
INDEX TO FINANCIAL STATEMENTS
                                                                      Page No.
                                                                      --------
Condensed Consolidated Balance Sheets at
March 31, 1998 (unaudited) and
June 30, 1997 (audited)                                                    2

Condensed Consolidated Statements of Operations
for the three and nine months ended March 31, 1998 and 1997 (unaudited)    3

Condensed Consolidated Statements of Cash Flow for
the six months ended March 31, 1998 and 1997 (unaudited)                   4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                     5 - 7

                           Coventry Industries Corp.
                     Condensed Consolidated Balance Sheets



                                                                  March 31,       June 30,
                                                                    1998            1997
                                                                ------------    ------------
                                                                 (unaudited)           *
Assets

Current Assets
  Cash                                                          $     16,033    $    335,321
  Accounts receivable, less $148,300 and $55,442
    allowance for doubtful accounts, respectively                  1,551,614       1,017,949
  Other receivable                                                   319,793          47,678
  Inventory                                                        1,942,066       1,888,235
  Prepaid expenses                                                   746,914         707,238
                                                                ------------    ------------

    Total current assets                                           4,576,419       3,996,421
                                                                ------------    ------------

Property, plant and equipment, less $531,888 and
  $324,062 accumulated depreciation, respectively                  2,993,980       2,914,731
                                                                ------------    ------------

Other assets
  Excess cost over fair value of assets acquired                   3,098,112       2,198,441
  Other                                                              139,582          28,330
  Prepaid consulting fees                                            737,499         531,249
                                                                ------------    ------------

                                                                   3,975,193       2,758,020
                                                                ------------    ------------

                                                                $ 11,545,593    $  9,669,172
                                                                ============    ============

Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                                              $  1,227,120    $    915,630
  Accrued expenses                                                   849,200         428,026
  Factoring line of credit                                           291,888         398,858
  Income tax payable                                                  58,451          59,030
  Current maturities of long-term debt                                67,353         234,447
  Notes payable                                                       27,958         142,731
                                                                ------------    ------------

    Total current liabilities                                      2,521,970       2,178,722
                                                                ------------    ------------

Deferred income taxes                                                130,000         130,000
Long term debt, less current portion                                 641,692         575,116
Note payable                                                         481,155       1,150,019
                                                                ------------    ------------

                                                                   1,252,847       1,855,135
                                                                ------------    ------------


Stockholder's Equity
  Series A Preferred stock, $.001 par value, 30 shares
    authorized, 30 shares issued and outstanding                        --              --
  Series C Preferred stock, $.001 par value, 30,000 shares
    authorized, 30 shares issued and outstanding                          30              30
  Series D Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                             --              --
  Series E Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 115,000 issued and outstanding                           115            --
  Series F Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 75,000 issued and outstanding                             75            --
  Series G Preferred stock, $.001 par value, 2,500 shares
    authorized, 1,250 issued and outstanding                               1            --
  Common Stock, $.001 par value, 25,000,000 shares
    authorized, 2,952,446 and 1,952,934 shares issued and
    outstanding, respectively                                          2,952           1,953
  Additional paid-in capital                                      16,704,396      12,567,700
  Stock to be earned                                              (1,316,667)     (1,416,667)
  Accumulated deficit                                             (7,620,126)     (5,517,701)
                                                                ------------    ------------

  Total stockholder's equity                                       7,770,776       5,635,315
                                                                ------------    ------------

                                                                $ 11,545,593    $  9,669,172
                                                                ============    ============

* Condensed from audited financial statements
     See accompanying notes to condensed consolidated financial statements
                                       2

                           Coventry Industries Corp.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                               March 31,                    March 31,
                                                      --------------------------    --------------------------
                                                          1998          1997           1998           1997
                                                      -----------    -----------    -----------    -----------

Revenues                                              $ 2,570,527    $ 1,238,055    $ 7,766,881    $ 3,586,837

Cost of sales                                           2,122,368        731,022      6,004,200      2,091,983
                                                      -----------    -----------    -----------    -----------

Gross profit                                              448,159        507,033      1,762,681      1,494,854
                                                      -----------    -----------    -----------    -----------

Operating expenses
  Selling, general and administrative expenses            450,098        323,465      2,267,774        639,552
  Relocation provision                                       --                         500,000           --
  Depreciation and amortization                            42,238         35,000        261,412        170,000
  Professional fees                                       100,000           --          747,471           --
  Acquisition and start-up expense                           --        1,238,713           --        1,238,713
                                                      -----------    -----------    -----------    -----------

                                                          592,336      1,597,178      3,776,657      2,048,265
                                                      -----------    -----------    -----------    -----------

Income (loss) from operations                            (144,176)    (1,090,145)    (2,013,975)      (553,411)
                                                      -----------    -----------    -----------    -----------

Other expense
  Interest expense                                        (31,413)          --         (131,913)          --
  Interest income                                             626           --            3,222           --
  Other                                                    27,677           --           40,241           --
                                                      -----------    -----------    -----------    -----------

                                                           (3,110)          --          (88,450)          --
                                                      -----------    -----------    -----------    -----------

Income (loss) before income tax provision (benefit)      (147,286)    (1,090,145)    (2,102,425)      (553,411)

Income tax (benefit)                                            0       (335,000)          --         (157,500)
                                                      -----------    -----------    -----------    -----------

Net income (loss)                                     $  (147,286)   $  (755,145)   $(2,102,425)   $  (395,911)
                                                      ===========    ===========    ===========    ===========


Earnings per common share:

  Net income (loss) per common share                  $     (0.05)   $     (1.24)   $     (0.76)   $     (0.65)
                                                      ===========    ===========    ===========    ===========

  Weighted average shares outstanding                   2,828,964        607,713      2,764,280        607,713
                                                      ===========    ===========    ===========    ===========

    See accompanying notes to condensed consolidated financial statements
                                      3

                           Coventry Industries Corp.
                Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 1998 and 1997
                                  (Unaudited)


                                                          1998           1997
                                                      -----------    -----------

Operating Activities:
  Net income (loss)                                   $(2,102,425)   $  (395,911)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization and depreciation                       261,412        170,000
      Stock compensation                                  191,904
  Changes in operating assets and liabilities:
    (Increase) decrease in receivable                    (108,552)        25,683
    (Increase) decrease in other receivable              (198,334)             0
    (Increase) decrease in inventory                      114,169       (412,679)
    (Increase) decrease in other assets                  (111,252)          --
    (Increase) decrease in prepaid expenses               (39,676)       (63,490)
    Increase (decrease) in income tax payable                --         (197,900)
    Increase (decrease) in accounts payable               216,387        (68,700)
    Increase (decrease) in accrued expenses               421,082         16,346
                                                      -----------    -----------

Net cash used in operations                            (1,355,285)      (926,651)
                                                      -----------    -----------

Investing Activities:
  Increase in start up costs                                 --             --
  Purchase of property and equipment                     (114,620)      (362,094)
  Purchase of assets of a business, net                   (11,154)
                                                     -----------    -----------

Net cash used in investing activities                    (125,774)      (362,094)
                                                      -----------    -----------

Financing Activities:
  Payments of long-term debt                              378,279        (18,811)
  Notes payable, net                                     (669,145)          --
  Issuance of common stock                              1,452,636        467,834
                                                      -----------    -----------

Net cash provided by (used in) financing activities     1,161,770        449,023
                                                      -----------    -----------

Net increase (decrease) in cash                          (319,289)      (839,722)

Cash, beginning of the period                             335,321        938,487
                                                      -----------    -----------

Cash, end of the period                               $    16,032    $    98,765
                                                      ===========    ===========





     See accompanying notes to condensed consolidated financial statements
                                       4

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission.

Note 2 - Stockholder's Equity

         Yucatan Holding Company, a Florida corporation ("Yucatan") was the shareholder of record of an aggregate of 504,891 shares of the Company's common stock. Of such amount, Jayme Dorrough, the sole officer, director and shareholder of Yucatan held sole voting and depository power as to 304,891 shares and Ella Chesnutt, a former officer and director of both the Company and Yucatan, held sole voting and depository power as to the remaining 200,000 shares. On October 22, 1997 the Company repurchased the 304,891 shares of common stock from Yucatan over which Mrs. Dorrough held voting and depository power, which represented approximately 11.8% of the then issued and outstanding common stock for $.25 per share. Following such repurchase, the shares were returned to the treasury of the Company with the status of authorized but unissued common stock.

         Following such transaction, Mrs. Dorrough, an officer of the Company and a member of the Board of Directors of the Company, voluntarily resigned her seat on the Company's Board and from all offices with the Company.

         On January 16, the Company sold 1,750 shares of its 5% Convertible Preferred Stock ("Preferred Stock"), at a purchase price of $1,000 per share, to an unaffiliated third party in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) thereof and Regulation D promulgated thereunder. The designations, rights and preferences of the Preferred Stock, which are included as Exhibit 3(i) to Item 7.(c) of this Report, generally provide that
(i) the shares of Preferred Stock have no voting rights, (ii) the holders receive cumulative dividends at the rate of $50 per share per annum, payable in cash or stock at the Company's option, (iii) in the event of a liquidation, dissolution or winding up of the Company, the holders receive a liquidation preference of $1,000 per share of Preferred Stock plus any accrued but unpaid dividends, and (iv) the shares of Preferred Stock are convertible at the holder's option into shares of common stock at a conversion price determined by dividing the liquidation value of $1,000 per share by the conversion price, i.e., 80% of the average closing bid price of the common stock as report on The Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. The Company has agreed to register the shares of Common Stock underlying the Preferred Stock (the "Registerable Securities") under the Act in a registration statement on Form S-3 to be filed with the Securities and Exchange Commission (the "Commission") no later than 30 days from the closing date of the transaction. In the event such registration statement is not declared effective the Commission within 121 days from the closing date, the Company is subject to a penalty of 2% of the purchase price per month until the effectiveness thereof.

         The ability of the purchaser to convert the shares of Preferred Stock is presently limited to a conversion of up to 526,034 shares of common stock, being a maximum of 19.95% of the Company's currently issued and outstanding common stock, until such time as the Company's shareholders shall have approved the issuance of the Registerable Securities. $500,000 of the purchase price and a certificate for 500 shares of Preferred Stock have been deposited in escrow by the purchaser with Atlas, Pearlman, Trop & Borkson, P.A., counsel for the Company, pending such approval. Pursuant to the terms of the private placement, should the Company obtain shareholder approval, the purchaser shall acquire an additional 750 shares of Preferred Stock upon the same terms and conditions. In connection therewith, the Company will hold a special meeting of its shareholders for the purposes of voting on the approval of the issuance of the Registerable Securities in excess of 19.95% of the currently issued and outstanding shares of common stock of the Company.

         In connection with this placement, the Company paid the placement agent a fee equal to 10% of the gross proceeds plus warrants to acquire 125,000 shares of the Company's common stock at an exercise price of $4.36 per share.

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

Results of Operations

Nine months ended March 31, 1998 as compared to nine months ended March 31,
1997

         During the nine months ended March 31, 1998 the Company continued its expansion plans through the acquisitions of LPS Acquisition Corp. ("LPS") and Apollo Pipe & Value ("Apollo"). Consolidated revenues for the nine months ended March 31, 1998 increased $4,180,044 or approximately 116% from the nine months ended March 31, 1997. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, (ii) revenues for seven months for each of LPS and Apollo, and (iii) three full quarters of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

         Gross profit margins as a percentage of revenues for the nine months ended March 31, 1998 decreased approximately 19% from the comparable nine months in fiscal 1997. The Company's gross profit percentage has decreased from prior quarters due to the impact of Federal and LPS on the consolidated group. Historically, Federal and LPS have experienced lower profit margins than the Company's other subsidiaries in the comparable quarter. Such reduced gross profit margins have adversely effected the overall profitability of the Company. Management of the Company does not anticipate a change in the gross profit margins reported by Federal and LPS as a result of the nature of their businesses.

         Operating expenses increased approximately 84% for the nine months ended March 31, 1998 from the nine months ended March 31, 1997 primarily as a result of increased selling, general and administrative expenses ("SG&A") and the inclusion of a $500,000 provision for the current six month period to provided for anticipated charges associated with the relocation of the LPS physical plant. SG&A on a consolidated basis increased approximately 254% during the nine months ended March 31, 1998 from the nine months ended March 31, 1997 as a result of the addition of SG&A expenses attributable to the inclusion of Federal (approximately $486,000) which was not part of the consolidated group in the prior period, the continued expansion of the Company, including SG&A associated with the LPS (approximately $475,000) and Apollo (approximately $37,000) acquisitions, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to current and future expansion of the Company's operations of approximately $900,000.

         The Company reported a net loss of $2,102,045 for the nine months ended March 31, 1998 as compared to net loss of $395,911 for the nine months ended March 31, 1997. Approximately $1,600,000 of the net loss is attributable to non-cash items including depreciation and amortization of approximately$261,000, a $500,000 provision for the relocation of the LPS physical plant and approximately $847,000 of costs associated with certain professional fees. The remaining portion of the net loss is mainly attributable to operating losses at Federal (approximately $97,000) and LPS (approximately $635,000).

Manufacturing Division

         For the nine months ended March 31, 1998 the Manufacturing Division reported an increase in revenues of approximately 125% from the nine months ended Mach 31, 1997. This increase is attributable to (i) revenues from Federal for three full fiscal quarters, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) revenues from Apollo for seven months, and (iv) the internal realignment of one of the Company's subsidiaries, Outside Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported income from operations of approximately $10,000 for the nine months ended March 31,1998; the Company did not report income from operations for each of its divisions during the comparable period ended March 31, 1997.

         As discussed above, during the nine months ended March 31, 1998 Federal acquired the business and assets of Apollo in a private transaction from an unaffiliated third party. Apollo is a distributor of industrial pipes, valves and fittings with annualized revenues of approximately $500,000. Prior to such acquisition Federal sub-let a portion of its Pompano Beach, Florida facility to Apollo, which such sublease was negotiated on an arms-length basis. The principal of Apollo has remained with the company following its acquisition by Federal to insure both the continued business and operations of Apollo at current levels as well as to assist in the expansion of Apollo's operations. Commencing in the second quarter of fiscal 1998, Apollo began the marketing and sale to industrial manufacturing businesses in the State of Florida of power transmission components, including new and refurbished gear boxes in close association with IFR and MRO.

Staffing Division

         For the nine months ended March 31, 1998 the Staffing Division reported a decrease in revenues of approximately 29% from the nine months ended March 31, 1997. The Staffing Division reported a loss from operations of approximately $30,000 for the nine months ended March 31, 1998 which is attributable to a concentration of revenues generated from lower margin accounts; the Company did not report income from operations for each of its divisions during the comparable period ended March 31, 1997.

         During the nine months ended March 31, 1998 the Company undertook an internal realignment of one of its subsidiaries. OIS, a staffing company which provides personnel with specialty skills, such as transportation operation and equipment maintenance, was realigned to fall within the Manufacturing Division, leaving American Industrial Management, Inc. ("AIM") as the component of the Staffing Division. As a result of the specialized nature of the services provided by OIS, coupled with the synergic customer base of IFR and OIS, management of the Company undertook such realignment to both increase the operating efficiency of OIS as well as to provide better service to its customers.

Consumer Products Division

         Revenues for the Consumer Products Division increased approximately 1,000% for the nine months ended March 31, 1998 versus the nine months ended March 31, 1997. This increase reflects revenues from LPS which the Company acquired in September 1997. LPS revenues are currently annualized at approximately $2.4 million. The Consumer Products Division reported a loss from operations of approximately $1,136,000. The loss primarily consists of a $500,000 provision for to provide for anticipated charges associates with the physical location of the LPS plant. The Company did not report income from operations for each of its divisions during the comparable period ended March 31, 1997.

Three months ended December 31, 1997 as compared to three months ended December 31, 1996

         Consolidated revenues for the three months ended March 31, 1998 increased $1,332,472 or approximately 107% from the three months ended March 31, 1997. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, (ii) revenues for three months for each of LPS and Apollo which were acquired by the Company in the first quarter of the current fiscal year, and (iii) a full quarter of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

         Gross profit margins as a percentage of revenues for the three months ended March 31, 1998 decreased approximately 23% from the comparable quarter in fiscal 1997.

         Operating expenses increased approximately 37% for the three months ended March 31, 1998 from the three months ended March 31, 1997 primarily as a result of increased selling, general and administrative expenses ("SG&A") and the inclusion of a $500,000 provision for the current period to provided for anticipated charges associated with the relocation of the LPS physical plant. SG&A on a consolidated basis increased approximately 39% during the three months ended March 31, 1998 from the three months ended March 31, 1997 as a result of the addition of SG&A expenses attributable to the continued expansion of the Company, including SG&A associated with the LPS and Apollo acquisitions and the continued growth of the Company's operations. Other operating expenses were non-cash items including depreciation and amortization and professional fees.

         The Company reported a net loss of $147,286 for the three months ended March 31, 1998 as compared to a net loss of $755,145 for the three months ended March 31, 1997. Approximately $142,000 of the net loss is attributable to non-cash items, including depreciation and amortization.

Manufacturing Division

         For the three months ended March 31, 1998 the Manufacturing Division reported an increase in revenues of approximately 150% from the three months ended March 31, 1997. This increase is attributable to (i) revenues from Federal for a full fiscal quarter, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) revenues from Apollo for a full fiscal quarter, and (iv) the internal realignment of one of the Company's subsidiaries, Outside Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported a loss from operations of approximately $109,000 for the three months ended March 31, 1997; the Company did not report income from operations for each of its divisions during the comparable period ended March 31, 1997.

Staffing Division

         For the three months ended March 31, 1998 the Staffing Division reported a decrease in revenues of approximately 22% from the three months ended March 31, 1997. The decrease in revenues can be attributed to the first quarter of internal realignment of one of the Company's subsidiaries, OIS, which was realigned to fall within the Manufacturing Division, whose client base was more synergic to OIS, so as to permit greater operating and management efficiencies. The remaining subsidiary within the Staffing Division, AIM, historically reports lower margins than OIS. The Staffing Division reported a loss from operations of approximately $40,000 for the three months ended March 31, 1998 which is attributable to a concentration of revenues generated from lower margin accounts; the Company did not report income from operations for each of its divisions during the comparable period ended March 31, 1997.

Consumer Products Division

         Revenues for the Consumer Products Division increased approximately 600% for the three months ended March 31, 1998 versus the three months ended March 31, 1997. This increase reflects revenues from LPS which the Company acquired in September 1997. The Consumer Products Division reported a loss from operations of $250,000 for the three months ended March 31, 1998. The Company did not report income from operations for each of its divisions during the comparable period ended March 31, 1997.

Liquidity and Capital Resources

         The Company's working capital at March 31, 1998 was $2,054,472 versus $1,817,699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. While the Company does not presently anticipate any significant capital expenditures (excluding the relocation provision of $500,000 for LPS), in order to pursue the Company's plan of operations for fiscal 1998, consisting of its normal business operations and the modernization of the LPS facility, including the relocation of the facility to a more suitable locale near its primary customer base and the addition of a computerized mixing line, it will be necessary for the Company to raise additional working capital. Accordingly on January 16, 1998 the Company successfully completed a private placement of 1,750 shares of 5% Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds of $1,250,000 all as more fully described in Form 8-K filed on January 29, 1998. $500,000 of the purchase price paid for the 1,750 shares of 5% Convertible Preferred Stock, as well a certificate for 500 shares of the 5% Convertible Preferred Stock, has been deposited in escrow by the purchaser pending shareholder approval of the conversion terms of the 5% Convertible Preferred Stock as same relates to the 500 shares held in escrow and the additional 750 to be purchased as hereinafter described. Pursuant to the terms of the private placement, should the Company obtain shareholder approval, the purchaser will also purchase an additional 750 shares of 5% Convertible Preferred Stock at $1,000 per share, resulting in additional gross proceeds to the Company of $1,250,000, including the $500,000 presently held in escrow. The Company has filed a proxy statement for a special meeting of shareholders at which the conversion terms of the additional 1,250 shares 5% Convertible Preferred Stock will be submitted for approval by the Company's shareholders; however, as of the date hereof the date of the special meeting of shareholders has not been set. Readers are encouraged to carefully review the preliminary proxy statement current on file with the Securities and Exchange Commission (www.sec.gov) for a complete description of the private placement and the conversion terms of the 5% Convertible Preferred Stock. Assuming approval by the Company's shareholders, of which there can be no assurance, the gross proceeds to the Company of an additional $1,250,000 from release of the escrowed funds and the sale of an additional 750 shares of 5% Convertible Preferred Stock, together with the funds received to date from the private placement, will be sufficient to provide for the Company's working capital needs in during the next 12 months based upon its current plan of operations. In the event, however, the Company's shareholders do not approve the conversion terms of the additional 1,250 shares of 5% Convertible Preferred Stock, or the Company should expand its plan of operations for the next 12 months, the Company will be required to raise additional working capital to fund it plan of operations for the balance of fiscal 1998. As of the date hereof, the Company has not identified any alternative sources of working capital. Additionally, a substantial portion (approximately $2,000,000) of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            On May 1, 1998 the Company determined that it will unwind its acquisition of 51% of Regenesis Holdings, Inc. acquired from a shareholder of Regenesis Holdings, Inc. effective January 16, 1998 as the parties involved were unable to fulfill their obligations under the acquisition agreement. There were no extraordinary charges associated with the transaction and there is no adverse effect on the Company as a result of this transaction.

Item 6.     Exhibits and Report on Form 8-K.

      (a)   Exhibits.

                  None.


      (b) Reports on Form 8-K.

      During the three months ended the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission:

      1. On January 29, 1998 the Company filed a Report on Form 8-K disclosing under Item 5 information relating to the Private Placement.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Coventry Industries Corp,
                                                 a Florida corporation

Date: May 18, 1998                              By: /s/ Robert Hausman
          --                                        ------------------
                                                         Robert Hausman,
                                                         President