Form 10QSB/A
period 1997-09-30
COVENTRY INDUSTRIES CORP
filed 1998-07-01
CIK 893771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB/A

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________
         Commission file number 000-22653

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

                            Workforce Systems Corp.
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

         The Registrant hereby amends its Quarterly Report on Form 10-QSB for the three month period ended September 30, 1997 as follows:

                        PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

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

Note 2 - Acquisitions

         On September 22, 1997, the Company acquired 100% of the issued and outstanding capital stock of LPS Acquisition Corp. ("LPS") in exchange for an aggregate of 270,000 shares of the Company's restricted common stock from LPS' stockholders in a private transaction exempt from registration under the Securities Act of 1933, as amended. LPS, doing business as Lantana Peat and Soil, is a distributor of high quality custom soil mixes to wholesale nurseries throughout South Florida. Annualized revenues are currently estimated at $3 million.

         The calculation of the consideration paid by the Company in the acquisition of LPS was equal to approximately 32% of the then current annualized revenues of LPS of approximately $3 million. Management of the Company made the determination as to the consideration to be paid based upon their internal analysis of LPS. Pursuant to the terms of the agreement for the acquisition of LPS, the sellers are required to deliver to the Company a fairness opinion as to the amount of consideration tendered by the Company in the share for share exchange. In the event such fairness opinion does not support the exchange ratio, such exchange ratio shall be adjusted by mutual agreement between the parties.

* The transaction was recorded as follows:
* Fair value of assets acquired                    $ 577,000
* Excess cost over net assets acquired               773,000
* Common stock issued in connection
    with acquisition and acquisition costs          (960,000)
* ----------------------------------------------------------

* Liabilities assumed                              $(390,000)
*
==============================================================================

The above transactions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of the acquired entity. The fair value of the assets acquired differed from the approved assets in the bankruptcy court of approximately $419,000 (liquidation value) in that the existing plant and equipment was valued at approximately $100,000 over book value. The additional difference was an increase in the amount of inventory from the time of the bankruptcy approval and the actual acquisition date of the assets by the Company. The liabilities assumed differ from the assumed liabilities in the bankruptcy in that all of the assumed liabilities were exchange for the Company's Series F 7% Cumulative Non-Participating Preferred Stock and the $390,000 of liabilities were liabilities that were part of LPS Acquisition Corp. and not Kedac.

         In conjunction with the September 1997 acquisition of LPS, Barbara Hausman, the wife of Robert Hausman, the Company's President and a director, and Ronna Newman Rutstein, the wife of C. Lawrence Rutstein, a director of the Company, each received 19,980 shares of the Company's Common Stock in exchange for their interests in LPS. Pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, each of Messrs. Hausman and Rutstein disclaim beneficial ownership interest in the shares held by their respective spouses. In August 1997 LPS purchased the assets out of bankruptcy of Kedac, Inc., an unaffiliated third party, which such assets consisted for substantially all of the existing operating assets, accounts receivable, furniture and equipment and general intangibles, including the trade name "Lantana Peat & Soil" for a total consideration of $190,000 in cash and the assumption of $750,000 of notes with a financial institution. In September 1997 the Company purchased 100% of the issued and outstanding stock of LPS from its shareholders, who includes Mrs. Hausman and Mrs. Rutstein, in exchange for 270,000 shares of the Company's restricted Common Stock in a private transaction exempt from registration under the Act in reliance on Section 4(2) thereof.

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

The transaction was recorded as follows:
* Fair value of assets acquired                   $   74,000
* Excess cost over net assets acquired               173,000
* Common stock issued in connection
   with acquisition and acquisition costs           (200,000)
* ----------------------------------------------------------

* Liabilities assumed                              $ (47,000)
==============================================================================

         The above transactions were accounted for by the purchase method, and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of the acquired entity.

Note 3 - Stockholders' Equity

         As set forth in the Company's audited financial statements as contained in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, on October 7, 1997 $1,150,019 of a note payable - stockholder was converted to 115,000 shares of Series E Cumulative NonParticipating Preferred Stock ("Series E Preferred Stock"). The designations, rights and preferences of the Series E Preferred Stock provides that holders shall receive annual dividends equal to $77,000, are entitled to full voting rights, share for share with any then outstanding common stock as well as with any other class or series of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's stockholders, and are redeemable solely at the Company's option at a redemption price to be negotiated by the parties at the time of the redemption.

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

         Yucatan Holding Company, a Florida corporation ("Yucatan") was a shareholder of record of an aggregate of 504,891 shares of the Company's Common Stock. Of such amount, Jayme Dorrough, the sole officer, director and shareholder of Yucatan held sole voting and depository power as to 304,891 shares and Ella Chesnutt, a former officer and director of both the Company and Yucatan held sole voting and depository power as to the remaining 200,000 shares. On October 22, 1997 the Company repurchased the 304,891 shares of Common Stock from Yucatan over which Mrs. Dorrough held voting and depository control which represented approximately 11.8% of the then issued and outstanding Common Stock for $.25 per share. Following such repurchase, the shares were returned to the treasury of the Company with the status of authorized but unissued shares, thereby reducing the number of issued and outstanding shares of Common Stock to 2,278,455 shares. Following such transaction, Mrs. Dorrough, a member of the Company's Board of Directors and an officer of the Company, voluntarily resigned her seat on the Company's Board and from all offices with the Company.

Note 4 - Pro forma Financial Information

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Federal and LPS had occurred July 1, 1997 and 1996.
                                                      Three Months Ended
                                                          September 30,
                                                    ---------------------
                                                    1997             1996
                                                    ----             ----
                  Revenue                       $ 2,725,270       $1,886,225

                  Net loss                      $ ( 240,501)      $  (92,727)

                  Net loss per share            $      (.10)      $     (.11)

         The above transaction was accounted for by the purchase method, and, accordingly, the results of operations of the acquired business have been included in the accompanying consolidated financial statements form the date the Company assumed operational control of the acquired entity.

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

Results of Operation

         During the three months ended September 30, 1997 the Company continued its expansions plans through the acquisitions of LPS Acquisition Corp. ("LPS") and Apollo Pipe & Value ("Apollo"). Consolidated revenues for the three months ended September 30, 1997 increased $1,196,167 or approximately 103% from the three months ended September 30, 1996. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, (ii) revenues for one month for each of LPS and Apollo, and (iii) a full quarter of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

         Gross profit margins as a percentage of revenues for the three months ended September 30, 1997 decreased approximately 14% from the comparable quarter in fiscal 1996, but increased approximately 4% from the fiscal year ended June 30, 1997. The Company's gross profit percentage has decreased from prior quarters due to the impact of Federal and LPS on the consolidated group. Historically, Federal and LPS have experienced lower profit margins than the Company's other subsidiaries in the comparable quarter.

         Operating expenses increased approximately 280% for the three months ended September 30, 1997 from the three months ended September 30, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A"). SG&A on a consolidated basis increased approximately 222 % during the three months ended September 30, 1997 from the three months ended September 30, 1996 as a result of the addition of SG&A expenses attributable to the inclusion of Federal (approximately $181,000) which was not part of the consolidated group in the prior period, the continued expansion of the Company, including SG&A associated with the LPS (approximately $108,000) and Apollo (approximately $3,000) acquisitions, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to the LPS and Apollo acquisitions of approximately $70,000.

         The Company reported a net loss of $196,575 for the three months ended September 30, 1997 as compared to net income of $173,605 for the three months ended September 30, 1996. Approximately $130,000 of the net loss is attributable to non-cash items including depreciation and amortization of $82,554 and $47,471 of costs associates with the LPS and Apollo acquisitions.

 The remaining portion of the net loss is attributable to operating losses as Federal (approximately $53,000) and LPS (approximately $28,000).

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

          As discussed above, during the quarter ended September 30, 1997 Federal acquired the business and assets of Apollo in a private transaction from an unaffiliated third party. The amount of consideration paid by the Company in this transaction, which was approximately $200,000 or approximately 40% of the annualized revenues of Apollo, was determined by management of the Company. Apollo is a distributor of industrial pipes, valves and fittings with annualized revenues of approximately $500,000. Prior to such acquisition Federal sub-let a portion of its Pompano Beach, Florida facility to Apollo, which such sublease was negotiated on an arms-length basis. The principal of Apollo has remained with the company following its acquisition by Federal to insure both the continued business and operations of Apollo at current levels as well as to assist in the expansion of Apollo's operations. Commending in the second quarter of fiscal 1998, Apollo will begin the marketing and sale to industrial manufacturing businesses in the State of Florida of power transmission components, including new and refurbished gear boxes in close association with IFR and MRO.

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

Liquidity and Capital Resources

         The Company's working capital at September 30, 1997 was $3,129,938 versus $1,817699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. While the Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1998, consisting of its normal business operations and the modernization of the LPS facility, including the relocation of the facility to a more suitable locale near its primary customer base and the addition of a computerized mixing line, it will be necessary for the Company to raise additional working capital. While the Company continues to seek outside sources of working capital, there are currently no agreements in place for such funds and there can be no assurance that such sources will be available to the Company. A substantial portion (approximately $2,136,000) of the Company's property, plant and equipment is unencumbered and, accordingly, would provide, in addition to any cash flow from operations, are additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Coventry Industries Corp.,
                                        a Florida corporation

Date: July 1, 1998                      By: /s/ Robert Hausman
                                            -------------------
                                                Robert Hausman,
                                                President