Form 10QSB/A
period 1997-12-31
COVENTRY INDUSTRIES CORP
filed 1998-07-01
CIK 893771

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

         For the transition period from           to
         Commission file number 000-22653

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

         The Registrant hereby amends its Quarterly Report on Form 10-QSB for the three month and six month period ended December 31, 1997 as follows:

                         PART I - FINANCIAL INFORMATION

Note 2 - Stockholder's Equity

         Yucatan Holding Company, a Florida corporation ("Yucatan") was the shareholder of record of an aggregate of 504,891 shares of the Company's common stock. Of such amount, Jayme Dorrough, the sole officer, director and shareholder of Yucatan held sole voting and depository power as to 304,891 shares and Ella Chesnutt, a former officer and director of both the Company and Yucatan, held sole voting and depository power as to the remaining 200,000 shares. On October 22, 1997 the Company repurchased the 304,891 shares of common stock from Yucatan over which Mrs. Dorrough held voting and depository power, which represented approximately 11.8% of the then issued and outstanding common stock for $.25 per share. Following such repurchase, the shares were returned to the treasury of the Company with the status of authorized but unissued common stock, thereby reducing the number of issued and outstanding shares of common stock to 2,278,455 shares.

         Following such transaction, Mrs. Dorrough, an officer of the Company and a member of the Board of Directors of the Company, voluntarily resigned her seat on the Company's Board and from all offices with the Company.

Note 3 - Earnings (Loss) Per Common Share

         During the three months ended December 31, 1997 the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. In the computation of diluted earnings (loss) per share, the weighted average number of shares is adjusted for the effect of all dilutive potential common stock. In computing diluted earnings (loss) per share, the Company has utilized the treasury stock method. All prior periods earnings (loss) per share data have been restated to conform with SFAS No. 128.

         The Company's potential issuable shares of Common Stock pursuant to outstanding stock purchase options and warrants (totaling 19,882 with a price of $2.50 per share) are excluded from the Company's diluted computation as their effect would be anti-dilutive to the Company's net loss.

Note 4 - Relocation Provision

         The Company leases its current LPS facility and is moving to a site that is owned by the Company. The lease at the current facility cannot be renewed. The existing plant will be closed and made permanently idle. The activities at the current plant will not be continued and the plant will operate for less than two months after the commitment date. Management approved and committed to an exit plan that was specific as to its actions with a specific time table where significant changes to the plan are not likely. The expenses realized and accrued represent incremental costs that will be incurred as a direct result of the exit plan.

         The costs include all costs necessary to relocate the plant and equipment to Homestead, Florida from the current Boynton Beach, Florida location. These costs are expected to be incurred over a period of the next six to eight months. The costs were not capitalized as they would be tantamount to moving costs and would be period expenses.

Note 4 - Pro forma Financial Information

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Federal and LPS had occurred July 1, 1997 and 1996.

                                                     Six Months Ended
                                                        December 31,
                                                    ------------------
                                                    1997          1996
                                                    ----          ----
                  Revenue                       $ 5,508,086       $3,658,678

                  Net loss                      $(1,999,065)      $( 588,838)

                  Net loss per share            $      (.79)      $    (.67)

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

         Operating expenses increased approximately 606% for the six months ended December 31, 1997 from the six months ended December 31, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A") and the inclusion of a $500,000 provision for the current six month period to provided for anticipated charges associated with the relocation of the LPS physical plant. SG&A on a consolidated basis increased approximately 475% during the six months ended December 31, 1997 from the six months ended December 31, 1996 as a result of the addition of SG&A expenses attributable to the inclusion of Federal (approximately $326,000) which was not part of the consolidated group in the prior period, the continued expansion of the Company, including SG&A associated with the LPS (approximately $202,000) and Apollo (approximately $37,000) acquisitions, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to current and future expansion of the Company's operations of approximately $700,000.

         The Company reported a net loss of $1,955,139 for the six months ended December 31, 1997 as compared to net income of $359,234 for the six months ended December 31, 1996. Approximately $1,419,000 of the net loss is attributable to non-cash items including depreciation and amortization of approximately$219,000, a $500,000 provision for the relocation of the LPS physical plant and approximately $647,000 of costs associated with certain professional fees. The remaining portion of the net loss is mainly attributable to operating losses at Federal (approximately $63,000) and LPS

Consumer Products Division

         Revenues for the Consumer Products Division increased approximately 266% for the six months ended December 31, 1997 versus the six months ended December 31, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997. LPS revenues are currently annualized at approximately $2.6 million. The Consumer Products Division reported a loss from operations of approximately $714,000. The loss primarily consists of a $500,000 provision for the current three month period to provide for anticipated charges associates with the physical relocation of the LPS plant. The Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

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

Staffing Division

         For the three months ended December 31, 1997 the Staffing Division reported a decrease in revenues of approximately 22% from the three months ended December 31, 1996. The decrease in revenues can be attributed to the first quarter of internal realignment of one of the Company's subsidiaries, OIS, which was realigned to fall within the Manufacturing Division, whose client base was more synergistic to OIS, so as to permit greater operating and management efficiencies. The remaining subsidiary within the Staffing Division, AIM, historically reports lower margins than OIS. The Staffing Division reported a loss from operations of approximately $111,000 for the three months ended December 31, 1997 which is attributable to a concentration of revenues generated from lower margin accounts; the Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

Consumer Products Division

         Revenues for the Consumer Products Division increased approximately 557% for the three months ended December 31, 1997 versus the three months ended December 31, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997. The Consumer Products Division reported a loss from operations of $686,000 for the three months ended December 31, 1997. The Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

Liquidity and Capital Resources

         The Company's working capital at December 31, 1997 was $2,013,464 versus $1,817,699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. While the Company does not presently anticipate any significant capital expenditures (excluding the relocation provision of $500,000 for LPS), in order to pursue the Company's plan of operations for fiscal 1998, consisting of its normal business operations and the modernization of the LPS facility, including the relocation of the facility to a more suitable locale near its primary customer base and the addition of a computerized mixing line, it will be necessary for the Company to raise additional working capital. Accordingly, subsequent to December 31, 1997 on January 16, 1998 the Company successfully completed a private placement of 1,750 shares of 5% Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds of $1,250,000 all as more fully described in Form 8-K filed on January 29, 1998. $500,000 of the purchase price paid for the 1,750 shares of 5% Convertible Preferred Stock, as well a certificate for 500 shares of the 5% Convertible Preferred Stock, has been deposited in escrow by the purchaser pending shareholder approval of the conversion terms of the 5% Convertible Preferred Stock as same relates to the 500 shares held in escrow and the additional 750 to be purchased as hereinafter described. Pursuant to the terms of the private placement, should the Company obtain shareholder approval, the purchaser will also purchase an additional 750 shares of 5% Convertible Preferred Stock at $1,000 per share, resulting in additional gross proceeds to the Company of $1,250,000, including the $500,000 presently held in escrow. The Company has filed a proxy statement for a special meeting of shareholders at which the conversion terms of the additional 1,250 shares 5% Convertible Preferred Stock will be submitted for approval by the Company's shareholders; however, as of the date hereof the date of the special meeting of shareholders has not been set. Readers are encouraged to carefully review the preliminary proxy statement current on file with the Securities and Exchange Commission (www.sec.gov) for a complete description of the private placement and the conversion terms of the 5% Convertible Preferred Stock. Assuming approval by the Company's shareholders, of which there can be no assurance, the gross proceeds to the Company of an additional $1,250,000 from release of the escrowed funds and the sale of an additional 750 shares of 5% Convertible Preferred Stock, together with the funds received to date from the private placement, will be sufficient to provide for the Company's working capital needs in during the next 12 months based upon its current plan of operations. In the event, however, the Company's shareholders do not approve the conversion terms of the additional 1,250 shares of 5% Convertible Preferred Stock, or the Company should expand its plan of operations for the next 12 months, the Company will be required to raise additional working capital to fund it plan of operations for the balance of fiscal 1998. As of the date hereof, the Company has not identified any alternative sources of working capital. Additionally, a substantial portion (approximately $2,136,000) of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         Coventry Industries Corp.
                                         a Florida corporation

Date: July 1, 1998                      By: /s/ Robert Hausman
                                            ---------------------------
                                                Robert Hausman,
                                                President