Form 10QSB/A
period 1997-09-30
COVENTRY INDUSTRIES CORP
filed 1998-08-21
CIK 893771

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

                            Coventry Industries Corp.
                      Condensed Consolidated Balance Sheets

                                                                     September 30,      June 30,
                                                                         1997             1997
                                                                   ---------------    -------------
                                                                      (unaudited)           *
Assets

Current Assets
  Cash                                                             $    201,877       $    335,321
  Accounts receivable                                                 1,676,539          1,017,949
  Other receivable                                                      284,998             47,678
  Inventory                                                           2,071,512          1,888,235
  Prepaid expenses                                                      261,682            207,238

                                                                   ------------       ------------

    Total current assets                                              4,496,608          3,496,421
                                                                   ------------       ------------

Property, plant and equipment                                         3,042,639          2,914,731
                                                                   ------------       ------------

Other assets
  Excess cost over fair value of assets acquired                      3,117,951          2,198,441
  Other                                                                  35,598             28,330
  Prepaid consulting fees                                               495,832            531,249

                                                                   ------------       ------------

                                                                      3,649,381          2,758,020
                                                                   ------------       ------------

                                                                   $ 11,188,628       $  9,169,172
                                                                   ============       ============

Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                                                 $    836,885       $    915,630
  Accrued expenses                                                      418,011            428,026
  Factoring line of credit                                              350,769            398,858
  Income tax payable                                                     59,030             59,030
  Current maturities of long-term debt                                  201,975            234,447
  Notes payable                                                               0            142,731

                                                                   ------------       ------------

    Total current liabilities                                         1,866,670          2,178,722
                                                                   ------------       ------------

Deferred income taxes                                                   130,000            130,000
Long term debt, less current portion                                    555,924            575,116
Note payable                                                            762,308          1,150,019

                                                                   ------------       ------------

                                                                      1,448,232          1,855,135
                                                                   ------------       ------------

Stockholder's Equity
  Series A Preferred stock, $.001 par value, 30 shares
    authorized, 30 shares issued and outstanding                             --                --
  Series C Preferred stock, $.001 par value, 30,000 shares
    authorized, 30 shares issued and outstanding                             30                30
  Series D Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --                --
  Series E Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 115,000 issued and outstanding                              115                --
  Series F Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 75,000 issued and outstanding                                75                --
  Common Stock, $.001 par value, 25,000,000 shares
    authorized, 2,524,934 and 1,952,934 shares issued and
    outstanding, respectively                                             2,525              1,953
  Additional paid-in capital                                         15,401,925         12,567,700
  Prepaid media spots                                                  (500,000)          (500,000)
  Stock to be earned                                                 (1,316,667)        (1,416,667)
  Accumulated deficit                                                (5,714,276)        (5,517,701)

                                                                   ------------       ------------

  Total stockholder's equity                                          7,873,727          5,135,315
                                                                   ------------       ------------

                                                                   $ 11,188,629       $  9,169,172
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
*
==============================================================================


The above transactions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of the acquired entity. The fair value of the assets acquired differed from the approved assets in the bankruptcy court of approximately $419,000 (liquidation value) in that the existing plant and equipment was valued at approximately $100,000 over book value. The fair market value was determined based on replacement cost of like kind equipment. The additional difference was an increase in the amount of inventory from the time of the bankruptcy approval and the actual acquisition date of the assets by the Company. The liabilities assumed differ from the assumed liabilities in the bankruptcy in that all of the assumed liabilities were exchange for the Company's Series F 7% Cumulative Non-Participating Preferred Stock. The issuance of the Series F Preferred stock was a separate transaction (authorized by the bankruptcy court and financial institution), however it was accounted for concurrent with the acquisition as an exchange. The preferred stock was valued at the face value of the notes with a 7% return, which was the prevailing market rate.


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

Liquidity and Capital Resources


         The Company's working capital at September 30, 1997 was $3,129,938 versus $1,817699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. The acquisition of LPS Acquisition Corp. in September 1997 had the effect of adding approximately $413,000 of accounts receivable over the June 1997 balance. The days sales is stable at approximately 45 days. This acquistion also had the effect of adding $118,000 of inventory over the June 1997 balance. The inventory turnover is 98 days compared to 90 days at June 30, 1997. While the Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1998, consisting of its normal business operations and the modernization of the LPS facility, including the relocation of the facility to a more suitable locale near its primary customer base and the addition of a computerized mixing line, it will be necessary for the Company to raise additional working capital. While the Company continues to seek outside sources of working capital, there are currently no agreements in place for such funds and there can be no assurance that such sources will be available to the Company. A substantial portion (approximately $2,136,000) of the Company's property, plant and equipment is unencumbered and, accordingly, would provide, in addition to any cash flow from operations, are additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

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