Form 10QSB/A
period 1997-12-31
COVENTRY INDUSTRIES CORP
filed 1998-08-21
CIK 893771

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

                            Coventry Industries Corp.
                      Condensed Consolidated Balance Sheets


                                                                    December 31,        June 30,
                                                                        1997             1997
                                                                 -----------------   -------------
                                                                     (unaudited)          *
Assets

Current Assets
  Cash                                                             $     19,571       $    335,321
  Accounts receivable, less $148,300 and $55,442
    allowance for doubtful accounts, respectively                     1,526,659          1,017,949
  Other receivable                                                      289,702             47,678
  Inventory                                                           2,300,034          1,888,235
  Prepaid expenses                                                      256,890            207,238
                                                                   ------------       ------------
    Total current assets                                              4,392,856          3,496,421
                                                                   ------------       ------------

Property, plant and equipment, less $489,650 and
  $324,062 accumulated depreciation, respectively                     3,053,839          2,914,731
                                                                   ------------       ------------

Other assets
  Excess cost over fair value of assets acquired                      3,151,885          2,198,441
  Other                                                                 139,582             28,330
  Prepaid consulting fees                                               360,415            531,249
                                                                   ------------       ------------

                                                                      3,651,882          2,758,020
                                                                   ------------       ------------

                                                                   $ 11,098,577       $  9,169,172
                                                                   ============       ============

Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                                                 $  1,361,145       $    915,630
  Accrued expenses                                                      390,924            428,026
  Factoring line of credit                                              307,236            398,858
  Income tax payable                                                     80,100             59,030
  Current maturities of long-term debt                                  212,029            234,447
  Notes payable                                                          27,958            142,731
                                                                   ------------       ------------

    Total current liabilities                                         2,379,392          2,178,722
                                                                   ------------       ------------

Deferred income taxes                                                   130,000            130,000
Long term debt, less current portion                                    513,965            575,116
Note payable                                                            819,577          1,150,019
                                                                   ------------       ------------

                                                                      1,463,542          1,855,135
                                                                   ------------       ------------

Stockholder's Equity
  Series A Preferred stock, $.001 par value, 30 shares
    authorized, 30 shares issued and outstanding                             --                 --
  Series C Preferred stock, $.001 par value, 30,000 shares
    authorized, 30,000 shares issued and outstanding                         30                 30
  Series D Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --                 --
  Series E Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 115,000 issued and outstanding                              115                 --
  Series F Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 75,000 issued and outstanding                                75                 --
  Common Stock, $.001 par value, 25,000,000 shares
    authorized, 2,952,446 and 1,952,934 shares issued and
    outstanding, respectively                                             2,952              1,953
  Additional paid-in capital                                         15,941,978         12,567,700
  Prepaid media spots                                                  (500,000)          (500,000)
  Stock to be earned                                                 (1,216,667)        (1,416,667)
  Accumulated deficit                                                (6,972,840)        (5,517,701)

                                                                   ------------       ------------

  Total stockholder's equity                                          7,255,643          5,135,315
                                                                   ------------       ------------

                                                                   $ 11,098,577       $  9,169,172
                                                                   ============       ============

*  Condensed from audited financial statements
      See accompanying notes to condensed consolidated financial statements

                          Coventry Industries Corp.
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                  December 31,                     December 31,
                                                                ------------------              -----------------
                                                               1997           1996              1997         1996
                                                               ----           ----              ----         ----
Revenues                                                   $ 2,842,818    $ 1,191,411        $ 5,196,354   $ 2,348,782

Cost of sales                                                2,185,749        687,164          3,881,832     1,360,961
                                                           -----------    -----------        -----------   -----------
Gross profit                                                   657,067        504,247          1,314,522       987,821
                                                           -----------    -----------        -----------   -----------
Operating expenses
  Seliing, general and administrative expenses               1,101,554        161,118          1,817,676       318,087
  Depreciation and amortization                                136,620         67,500            219,174       135,000
  Professional fees                                            600,000             --            647,741            --
                                                           -----------    -----------        -----------   -----------
                                                             1,838,174        228,618          2,684,321       451,087
                                                           -----------    -----------        -----------   -----------
Income (loss) from operations                               (1,181,108)       275,629         (1,369,798)      563,734
                                                           -----------    -----------        -----------   -----------
Other expense
  Interest expense                                             (65,285)                         (100,500)
  Interest income                                                2,255                             2,595
  Other                                                        (14,428)                           12,564
                                                           -----------    -----------        -----------   -----------
                                                               (77,458)            --            (85,341)        --
                                                           -----------    -----------        -----------   -----------
Income (loss) before income tax provision (benefit)         (1,268,564)       276,629         (1,455,139)      563,734
Income tax (benefit)                                                 0         90,000                 --       177,500
                                                           -----------    -----------        -----------   -----------
Net Income (loss)                                          $(1,258,584)   $   185,629        $(1,455,139)  $   359,234
                                                           ===========    ===========        ===========   ===========
Earnings per common share:

  Net Income (loss) per common share                       $     (0.45)   $      0.31        $     (0.59)  $      0.60
                                                           ===========    ===========        ===========   ===========
  Weighted average shares outstanding                        2,790,371        602,709          2,461,003       602,709
                                                           ===========    ===========        ===========   ===========

                          Coventry Industries Corp.
                Condensed Consolidated Statements of Cash Flows
             For the Six Months Ended December 31, 1997 and 1996
                                 (Unaudited)


                                                    1997             1996
                                                  --------         --------
Operating Activities:
  Net income (loss)                            $(1,455,139)       $ 359,234
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization and depreciation                  219,174          135,000
    Stock compensation                             591,904
  Changes in operating assets and liabilities:
    (Increase) decrease in receivable              (83,597)           4,919
    (Increase) decrease in other receivable       (168,243)               0
    (Increase) decrease in inventory              (243,799)        (386,304)
    (Increase) decrease in other assets           (111,252)               0
    (Increase) decrease in prepaid expenses        (49,652)        (153,490)
    Increase (decrease) in accounts payable        350,412          (94,178)
    Increase (decrease) in accrued expenses        (37,194)         144,294
                                               -----------       ----------
Net cash used in operations                       (987,386)           9,475
                                               -----------       ----------
Investing Activities:
  Increase in start up costs                            --         (201,469)
  Purchase of property and equipment              (132,241)        (322,930)
  Purchase of assets of a business, net            (64,927)
                                               -----------       ----------
Net cash used in investing activities             (197,168)        (524,399)
                                               -----------       ----------

Financing Activities:
  Payments of long-term debt                       (85,646)         (99,957)
  Notes payable, net                               165,499         (132,667)
  Issuance of common stock                         788,951                0
                                                                    (92,473)
                                               -----------       ----------
Net cash provided by (used in) financing
  activities                                       868,804         (325,097)
                                               -----------       ----------
Net increase (decrease) in cash                   (315,750)        (840,021)
Cash, beginning of the period                      335,321          938,487
                                               -----------       ----------
Cash, end of the period                        $    19,571       $   98,466
                                               ===========       ==========


    See accompanying notes to condensed consolidated financial statements

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

                                                     Six Months Ended
                                                        December 31,
                                                    ------------------
                                                    1997          1996
                                                    ----          ----
                  Revenue                       $ 5,508,086       $3,658,678

                  Net loss                      $(1,499,065)      $( 588,838)

                  Net loss per share            $      (.59)      $     (.67)

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

         Operating expenses increased approximately 495% for the six months ended December 31, 1997 from the six months ended December 31, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A"). SG&A on a consolidated basis increased approximately 475% during the six months ended December 31, 1997 from the six months ended December 31, 1996 as a result of the addition of SG&A expenses attributable to the inclusion of Federal (approximately $326,000) which was not part of the consolidated group in the prior period, the continued expansion of the Company, including SG&A associated with the LPS (approximately $202,000) and Apollo (approximately $37,000) acquisitions, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to current and future expansion of the Company's operations of approximately $700,000.

         The Company reported a net loss of $1,455,139 for the six months ended December 31, 1997 as compared to net income of $359,234 for the six months ended December 31, 1996. Approximately $919,000 of the net loss is attributable to non-cash items including depreciation and amortization of approximately $219,000, and approximately $647,000 of costs associated with certain professional fees. The remaining portion of the net loss is mainly attributable to operating losses at Federal (approximately $63,000) and LPS

Consumer Products Division

         Revenues for the Consumer Products Division increased approximately 266% for the six months ended December 31, 1997 versus the six months ended December 31, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997. LPS revenues are currently annualized at approximately $2.6 million. The Consumer Products Division reported a loss from operations of approximately $214,000. The Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

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

         Operating expenses increased approximately 704% for the three months ended December 31, 1997 from the three months ended December 31, 1996 primarily as a result of increased selling, general and administrative expenses ("SG&A"). SG&A on a consolidated basis increased approximately 584% during the three months ended December 31, 1997 from the three months ended December 31, 1996 as a result of the addition of SG&A expenses attributable to the continued expansion of the Company, including SG&A associated with the LPS and Apollo acquisitions and the continued growth of the Company's operations. Other operating expenses were non-cash items including depreciation and amortization and professional fees.

         The Company reported a net loss of $1,258,564 for the three months ended December 31, 1997 as compared to net income of $185,629 for the three months ended December 31, 1996. Approximately $236,000 of the net loss is attributable to non-cash items, including depreciation and amortization. The remaining portion of the net loss is attributable to operating losses at Federal (approximately $20,000), LPS (approximately $382,000) and corporate overhead (approximately $83,000).

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

Consumer Products Division

         Revenues for the Consumer Products Division increased approximately 557% for the three months ended December 31, 1997 versus the three months ended December 31, 1996. This increase reflects revenues from LPS which the Company acquired in September 1997. The Consumer Products Division reported a loss from operations of $586,000 for the three months ended December 31, 1997. The Company did not report income from operations for each of its divisions during the comparable period ended December 31, 1996.

Liquidity and Capital Resources

         The Company's working capital at December 31, 1997 was $2,513,464 versus $1,817,699 at June 30, 1997. The increase in working capital is attributable to increases in accounts receivable and inventory as a result of the Company's expanded operations and increased revenues. The acquisition of LPS Acquisition Corp. in September 1997 had the effect of adding approximately $413,000 of accounts receivable over the June 1997 balance. The days sales is stable at approximately 45 days. This acquisition also had the effect of adding $118,000 of inventory over the June 1997 balance. The inventory turnover is 98 days compared to 90 days at June 30, 1997. While the Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1998, consisting of its normal business operations and the modernization of the LPS facility, including the relocation of the facility to a more suitable locale near its primary customer base and the addition of a computerized mixing line, it will be necessary for the Company to raise additional working capital. Accordingly, subsequent to December 31, 1997 on January 16, 1998 the Company successfully completed a private placement of 1,750 shares of 5% Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds of $1,250,000 all as more fully described in Form 8-K filed on January 29, 1998. $500,000 of the purchase price paid for the 1,750 shares of 5% Convertible Preferred Stock, as well a certificate for 500 shares of the 5% Convertible Preferred Stock, has been deposited in escrow by the purchaser pending shareholder approval of the conversion terms of the 5% Convertible Preferred Stock as same relates to the 500 shares held in escrow and the additional 750 to be purchased as hereinafter described. Pursuant to the terms of the private placement, should the Company obtain shareholder approval, the purchaser will also purchase an additional 750 shares of 5% Convertible Preferred Stock at $1,000 per share, resulting in additional gross proceeds to the Company of $1,250,000, including the $500,000 presently held in escrow. The Company has filed a proxy statement for a special meeting of shareholders at which the conversion terms of the additional 1,250 shares 5% Convertible Preferred Stock will be submitted for approval by the Company's shareholders; however, as of the date hereof the date of the special meeting of shareholders has not been set. Readers are encouraged to carefully review the preliminary proxy statement current on file with the Securities and Exchange Commission (www.sec.gov) for a complete description of the private placement and the conversion terms of the 5% Convertible Preferred Stock. Assuming approval by the Company's shareholders, of which there can be no assurance, the gross proceeds to the Company of an additional $1,250,000 from release of the escrowed funds and the sale of an additional 750 shares of 5% Convertible Preferred Stock, together with the funds received to date from the private placement, will be sufficient to provide for the Company's working capital needs in during the next 12 months based upon its current plan of operations. In the event, however, the Company's shareholders do not approve the conversion terms of the additional 1,250 shares of 5% Convertible Preferred Stock, or the Company should expand its plan of operations for the next 12 months, the Company will be required to raise additional working capital to fund it plan of operations for the balance of fiscal 1998. As of the date hereof, the Company has not identified any alternative sources of working capital. Additionally, a substantial portion (approximately $2,136,000) of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         Coventry Industries Corp.
                                         a Florida corporation

Date: August 6, 1998                     By: /s/ Robert Hausman
                                            ---------------------------
                                                Robert Hausman,
                                                President