Form 10KSB/A
period 1998-06-30
COVENTRY INDUSTRIES CORP
filed 1998-08-21
CIK 893771

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-KSB/A
(Mark One)
  [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1997

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from           to

         Commission file number 000-22653

                           Coventry Industries Corp.
                (Name of small business issuer in its charter)

                                    Florida
        (State or other jurisdiction of incorporation or organization)

                                  65-0353816
                     (I.R.S. Employer Identification No.)

               7777Glades Road, Suite 211, Boca Raton, FL 33434
                 (Address of principal executive offices)(Zip
                                     Code)

                    Issuer's telephone number 561-488-4802

        Securities registered under Section 12(b) of the Exchange Act:
                                     none
                             (Title of each class)

                   Name of each exchange on which registered
                                not applicable

        Securities registered under Section 12(g) of the Exchange Act:
                                 Common Stock
                               (Title of Class)

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

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock at reported on the OTC Bulletin Board on October 6, 1997 is approximately $8,015,737.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 30, 1997, 2,583,346 shares of Common Stock are issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes               No   X

                                    PART I

ITEM 1.           Description of Business

GENERAL

         Workforce Systems Corp. (the "Company") is a Florida corporation formed on August 17, 1992 to seek acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent its limited assets would allow. Pursuant to this strategy, on June 14, 1994 Mr. F. W. Miller, the Company's then principal shareholder, President and Chairman, sold an aggregate of 4,550 shares of the Company's Common Stock owned by him, representing approximately 55% of the Company's then issued and outstanding stock, in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof to Yucatan Holding Company, a Florida corporation ("Yucatan"), for $60,000. Concurrent with the purchase of the stock by Yucatan, the Company's then current officers and directors resigned and the Company elected new officers and directors.

         Effective June 30, 1994 the Company acquired 51.9% of the issued and outstanding stock of Outside Industrial Services, Inc., a Tennessee corporation formed in 1982 ("OIS") for 70,000 shares of the Company's Series B $5.00 Cumulative Convertible Preferred Stock ("Series B Preferred") from an unaffiliated third-party in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. On May 30, 1996 the holder of the Series B Preferred converted such shares into 17,500 shares of the Company's Common Stock.

         Also effective June 30, 1994 the Company acquired all of the issued and outstanding stock of Prime Florida, Inc., a Florida corporation ("Prime") from Yucatan, which was an affiliate of the Company, for 187,500 shares of the Company's Common Stock in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. Prime's sole assets included its rights under a management services agreement with OIS which entitled Prime to all the cash flow from OIS, together with a 7.4% interest in OIS.

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

         On November 4, 1994 the Company entered into an agreement (the "Naturale Agreement") with Naturale Home Products, Inc. ("Naturale"), an unaffiliated third party, whereby the Company was named the exclusive manufacturer through a then to- be-established wholly-owned subsidiary of the Company for all products developed and marketed by Naturale, including the ThawMaster(TM) thawing trays, Naturale's initial product. In addition to the revenue to be generated through the manufacturing and sale by the Company of the products to Naturale, the Company was entitled to a royalty of $.30 to $.50 per unit in perpetuity on all products sold by Naturale. Following the execution of the Naturale Agreement, in 1994 the Company formed NHP Manufacturing Corp., a Florida corporation ("NHP").

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

         On May 22, 1995 the Company acquired 100% of the issued and outstanding capital stock of Industrial Fabrication & Repair, Inc. ("IFR") from Lester E. Gann in exchange for 31,481 shares of the Company's Common Stock in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. IFR, a Tennessee corporation formed in 1979 and based in Knoxville, Tennessee, provided machining, welding, speciality design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities.

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

         In February 1996 the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc., a Tennessee corporation formed in 1995 ("AIM") from Messrs. Robert Lovelace and David Debuty and Jones Leasing, Inc. in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof in exchange for 4,375 shares of the Company's Common Stock. AIM, founded in 1995 and based in Knoxville, Tennessee, provides industrial personnel for light manufacturing and assembly line operations to businesses located in the East Tennessee area.

         On April 3, 1997 the Company effected a one for four reverse stock split of its issued and outstanding Common Stock. This stock split, which was effected in connection with the Company's pending application for listing of its Common Stock on The Nasdaq SmallCap Market(TM), resulted in the pro-rata adjustment of the holdings of all Common Stockholders so that while the number of issued and outstanding shares of Common Stock was reduced, the Common Stockholders retained their pro-rata percentage of ownership interest in the Company. Management of the Company elected to effect the stock split so as to attempt to ensure the Company would meet the Nasdaq listing requirement of a trading price of at least $3.00 per share. The Company's Common Stock was subsequently approved for quotation on The Nasdaq SmallCap Market(TM) on November 12, 1997 and trades under the symbol "COVN."

         In May 1997 the Company further expanded its Manufacturing Division through the acquisition of 100% of the issued and outstanding stock of Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") from Messrs. Robert Hausman and John Murray in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof in exchange for 110,000 shares of the Company's Common Stock. Federal Supply, Inc. and Federal Fabrication, Inc. are both Florida corporations formed in 1994 and 1996, respectively. Federal is a fabricator and distributor of custom-designed fire sprinkler systems and components. In connection therewith, Robert Hausman was elected to the Company's Board of Directors and appointed President of the Company. See Item
9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

         Finally, on October 28, 1997 the Company's changed its name to Coventry Industries Corp. The following chart sets forth the current corporate structure.




                          ??????????????????????????
                                 INSERT CHART
                          ??????????????????????????




Manufacturing Division

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

         IFR provides machining, welding, speciality design and fabrication for custom applications to clientele from various industries including wood, lumber and paper, steel mills, stone and asphalt companies, utilities, excavation contractors, reclamation operations, electronic and automobile manufacturers, coal mining applications and bottling facilities. IFR is also an authorized distributor for a variety of component products, including engineering and roller chain, conveyor pulleys and idlers, gear and motor drives, bearings and industrial v-belts from manufacturers such as Webster Chain, Allied-Locke-Moline, Precision Inc., Superior Idlers, Eurodrvie and Dunlop. IFR's business and services are marketed through its five sales representatives. IFR's primary distribution methods include common carrier, company owned vehicles and recognized package services such as UPS and Federal Express. A significant portion of IFR's business is generated from its long standing relationships with clients within the 150 mile radius of Knoxville, Tennessee including Coca-Cola Co., Pepsico, Kimberly-Clark Corp., American Limestone, Florida Steel Corp., Vulcan Materials Co., Dixie Cement, Blue Diamond Coal, TRW-Koyo and Westinghouse. While IFR maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, IFR has no long term agreements with any supplier. While there can be no assurances, in the event IFR should be unable to obtain component products from one or more existing supplier, management of the Company does not foresee any difficulty in locating one or more alternative suppliers at competitive prices for the component products used by IFR. No single client accounts for more than 5% of IFR's annual revenues for the fiscal year ended June 30, 1997. Although IFR does not maintain long term contracts with its customers, and while there can be no assurances, management of the Company does not anticipate the loss of any one customer would have a material adverse effect on the business and operations of the IFR.

         MRO is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, including lines from Falk, Goodman Material Handling Components and Leeson Electric, together with a variety of other chain, bearing and idler distributors handling components which are commonly used in industrial manufacturing and operating facilities. While MRO maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, MRO has no long term agreements with any supplier. While there can be no assurances, in the event MRO should be unable to continue its distribution agreements with one or more existing supplier, management of the Company does not foresee any difficulty in locating one or more alternative lines at competitive prices for distribution by MRO. MRO's products are marketed by its sales staff to both value added manufacturers as well as direct end users. MRO's primary distribution methods include customer pick-up, common carrier, company-owned vehicles and recognized package services such as UPS and Federal Express. For the fiscal year ended June 30, 1997, MRO had four clients which accounted for 50%, 25%, 10% and 10%, or approximately $59,500, $30,000, $12,000 and $12,000 respectively, of its revenues. MRO has no long term contracts with any of its customers. The loss of one or more of these clients could have a material adverse effect on the business and operations of MRO until replacement clients are secured, of which there can be no assurances.

          Federal is a fabricator and distributor of custom-designed fire sprinkler systems and components for use in both commercial and residential application. It's present customer base is located in the South Florida market. Federal's principal products include pipe, valves, screwed and grooved fittings, sprinkler head and hanger materials from manufacturers such as Bull Moose Tube, Northwest Pipe, American Tube Victaulic, Ward Manufacturing, Reliable Sprinkler Corp. and Globe Manufacturing. While Federal maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, Federal has no long term agreements with any supplier. While there can be no assurances, in the event Federal should be unable to continue its distribution agreements with one or more existing supplier, management of the Company does not foresee any difficulty in locating one or more alternative lines at competitive prices for distribution by Federal. Federal's fabrication services include stocklisting, welding, grooving, threading and hanger fabrication. Federal's products and services are marketed to contractors and installers by its sales staff. Federal's primary methods of distribution include common carrier, company-owned vehicles and recognized package services such as UPS and Federal Express. For one month period in the fiscal year ended June 30, 1997 for which the Company reported revenues from Federal, Federal had one client which accounted for approximately 14%, or $45,000, of its revenues. Federal has no long term contracts with any of its customers. The loss of this client could have a material adverse effect on the business and operations of Federal until replacement client(s) are secured, of which there can be no assurance.

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

         The Staffing Division recruits employees on an as needed basis to fulfill its existing contracts. Such contracts typically provide for a 30 day termination by either party. As of the date hereof, AIM has three clients which account for 62% (approximately $591,000), 11% (approximately $105,000)and 10% (approximately $95,000) of its revenues, respectively, and OIS has two clients which account for 100% of its revenues. The loss of one or more of such clients could have a material adverse impact upon the Staffing Division's operations until replacement clients are secured, of which there can be no assurance. The Staffing Division maintains no long term contracts with any of its customers.

         Competition

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

         NHP's current operations are presently limited to the manufacture of the ThawMaster(TM) family of thawing trays. It is not presently anticipated that NHP's operations will expand beyond their current base. The Company experienced a significant decline of approximately 95% in revenue from NHP during Fiscal 1997 versus the fiscal year ended June 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Further, the Company does not expect that revenues derived from the manufacture of thawing trays will ever return to historic levels due to the decreasing consumer interest, and, accordingly NHP will cease to operate.

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

         In September 1997 the Company acquired 100% of the outstanding stock of LPS. See Item 1. Description of Business. LPS, doing business as Lantana Peat & Soil, is a distributor of fine quality custom soils mixes to commercial nurseries in the State of Florida. LPS, a Florida corporation formed in 1997, acquired the assets of Lantana Peat & Soil in 1997. Lantana Peat & Soil, which has been in business for approximately 17 years, blends and mixes raw materials to produce custom blended soilless mixes for the commercial nursery industry. Its custom mixes are blended to its customers' specifications, depending upon the application, and generally contain combinations of organic raw materials including Canadian sphagnum peat moss and/or Florida peat moss, fresh or composted pine bark, sawdust, cypress mulch, sand, airlite and/or perlite and composted organic materials, amongst others. Lantana Peat & Soil uses the highest quality organic raw materials, including Canadian sphagnum peat moss from the northern Quebec Province of Canada, which is generally accepted by horticulturists as the most desirable of sphagnum peat moss. Lantana Peat & Soil obtains its raw materials from a wide variety of sources all at competitive prices. Orders are delivered in bulk by Lantana Peat & Soil to its customer base throughout the State of Florida, with quantities generally ranging from a minimum of 30 cubic yards to 100 cubic yards. Lantana Peat & Soil markets its products through its sales staff and its primary methods of distribution are company-owned vehicles.

         Lantana Peat & Soil has an established customer base of in excess of 300 commercial nurseries and landscapers in the State of Florida. Lantana Peat & Soil's customer base generally is comprised of the higher quality nurseries which sell fine quality, specialized plant materials to both retail and commercial customers. Lantana Peat & Soil maintains no long term contracts with any of its customers. Other than one customer which accounts for approximately 20% of its current revenues, Lantana Peat & Soil is not dependent on any one customer. In the event Lantana Peat & Soil should lose this one major customer's business, management of the Company believes such revenues could be replaced by other nurseries.

         Lantana Peat & Soil purchases the organic raw materials used in its custom blended mixes, other than the Canadian sphagnum peat moss, from a variety of readily available sources which offer materials at competitive prices. Lantana Peat & Soil's has a five year relationship with the supplier of the Canadian sphagnum peat moss, which such supplier has sufficient quantities of raw materials readily available to satisfy Lantana Peat & Soil's demand over the next 10 years. As a result of this relationship, management of the Company does not believe, although there can be no assurances, that Lantana Peat & Soil will be subject to the cost fluctuations its competitors may experience in purchasing Canadian sphagnum peat moss.

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

 Item 2.          Description of Property

         The Company maintains principal executive offices in Boca Raton, Florida of approximately 1,000 square feet of commercial office space pursuant to a lease expiring on August 30, 2000 with an unaffiliated third party for an annual rent of $18,000. The Company's Staffing Division leases two separate facilities, both located in East Tennessee. The first space which is comprised of approximately 1,800 square feet of commercial office space is leased by AIM from an unaffiliated third party under a five year lease expiring in September 2000 for approximately $1,000 per month. OIS leases an additional 500 square feet of office space on a month to month basis for $350 per month from an unaffiliated third party. MRO leases approximately 4,500 square feet of industrial/warehouse space in Cleveland, Tennessee from an unaffiliated third party pursuant to a lease expiring on June 1, 1999 at a monthly rental of $900. Federal leases an aggregate of approximately 38,500 square feet of office/warehouse space in Pompano Beach, Florida from unaffiliated third parties under leases expiring on September 30, 2001 for an aggregate annual rental of approximately $176,000. Federal subleases an aggregate of 18,000 square feet to two unaffiliated third parties under a subleases expiring in January 31, 2000 and September 23, 1999, respectively, which provides aggregate rental payments to Federal of approximately $62,540. LPS leases an aggregate of 2,000 square feet of office space situated on 11 acres in Palm Beach County, Florida. The terms of this triple net, month-to-month lease, which terminates on December 31, 1997, provides that LPS pay the lessor $1,000 per month, plus the mortgage payment in the principal amount of approximately $7,500 monthly. Upon the termination of the lease period, such lease automatically renews on a month to month basis unless terminated by either party with 15 days prior written notice.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         None.
                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         On August 26, 1994 the Company's Common Stock began trading on the OTC Bulletin Board under the symbol WFSC. Prior to such date, there had been no market for the Company's Common Stock; thereafter, there has been limited trading. On April 4, 1997, in connection with the one for four stock split of the Company's Common Stock, the Common Stock began trading under the symbol "WFSY." The following table sets forth the average of the high and low bid prices of the Company's Common Stock as reported on the OTC Bulletin Board for each quarter since the stock began trading on August 26, 1994, and for the interim period from June 30, 1996 (the end of the last quarter) through September 30, 1997, adjusted to give effect to the stock split. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                             Bid Price

                                                                                             High                    Low
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

         On October 6, 1997, the closing bid price for the Common Stock as reported on the OTC Bulletin Board was $4.56. As of September 30, 1997, the approximate number of record holders of the Company's Common Stock was 170. Management of the Company, however, believes there to be in excess of 1,000 beneficial holders of the Company's Common Stock.

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

Results of Operations

         Consolidated revenues for the fiscal year ended June 30, 1997 ("Fiscal 1997") increased $832,606 or approximately 22% from the fiscal year ended June 30, 1996 ("Fiscal 1996"), which reflects a significant revenue increase in both the Manufacturing and Staffing Divisions as well as a continued decline of revenues in the Consumer Products Division. Additionally, it should be noted that Fiscal 1997 revenues reflect results from Federal for one month in Fiscal 1997, as a result of its acquisition in late Fiscal 1997, and reflect no results for LPS which was acquired in September 1997.

         Gross profit margins as a percentage of revenue in Fiscal 1997 decreased approximately 19% from Fiscal 1996 as a result of (i) an increase in costs of goods sold which includes a $90,000 inventory adjustment for obsolescence, (ii) a full year of operations from AIM, which traditionally carries lower margins by virtue of the type of personnel it provides; and
(iii) the expansion of the Manufacturing Divisions's operations as hereinafter discussed.

         Selling, general and administrative expenses ("SG&A") on a consolidated basis increased approximately 365% during Fiscal 1997 from Fiscal 1996 as a result of (i) increased costs associated with the expansion of the Company's businesses including additional personnel, (ii) non-recurring charges related the expansion of operations, including approximately $250,000 in legal fees and (iii) certain bad debt write-offs related to the Consumer Products Division. Accordingly, the immediate realization of such expenses may, although there can be no assurances, result in higher margins or profitability in future periods.

         For Fiscal 1997, Other Expenses primarily represented startup pre-opening expenses relating to Mr. Food's Allo Fresh including certain payroll expenses and expanses related to the creation and development of packaging.. For Fiscal 1996, such Other Expenses represented (i) mineral exploration costs and pre-operating expenses related to Mr. Food's AlloFresh and (ii) certain web development expenses. Since the Company has discontinued this particular product line, no further expenses for this particular product are anticipated. As the Company continues to expand its operations, management of the Company anticipates it will continue to incur similar types of expenses as those reflected in Other Expenses during Fiscal 1997, although the amounts of same may vary, for fiscal 1998 and beyond. Accordingly, the immediate realization of such expenses may, although there can be no assurances, result in higher margins or profitability in future periods.

         Selling, general and administrative expenses ("SG&A") on a consolidated basis increased approximately 365% during Fiscal 1997 from Fiscal 1996 as a result of the expansion of the Company's operations commencing during Fiscal 1996. Primarily, such increase was attributable to expansion of operations at the Manufacturing Division totaling approximately $400,000, including additional personnel, operating expenses and costs associated with the new facility, as well as an entire year of SG&A for AIM totaling approximately $241,000, SG&A attributable to Federal totaling approximately $113,000 as well as certain additional expenses all derived from the growth of the Company during Fiscal 1997.

         The Company reported a net loss of approximately $2,894,751 for Fiscal 1997 as compared to a net loss of approximately $1,422,734 for Fiscal 1996. The increased loss is mainly attributable to the increase SG&A during Fiscal 1997 as discussed above.

         As discussed above, the Company's revenues for Fiscal 1997 do not reflect any revenues from LPS and reflect only one month of revenues from Federal. ^

         Following you will find a separate discussion regarding the results of operations for each of the Manufacturing Division, Staffing Division and Consumer Products Division. For a discussion of the operations, including the products and services offered by each of the divisions, please see Item 1. Description of Business.

Manufacturing Division


         For Fiscal 1997 the Manufacturing Division reported an increase of approximately 45.5% in revenues from Fiscal 1996. The increase in the revenues contributed by the Manufacturing Division is a result of the expansion of that division which began in Fiscal 1997 through a broadening of the core operations to include both a diversification of the fabrication work to include more CNC and other higher margin fabrication work as well as the sale as an authorized distributor of power transmission components to pre-existing customers and to various new industrial clients with the opening of the new Cleveland, Tennessee location of MRO. The Manufacturing Division reported a loss from operations of approximately $114,814 in Fiscal 1997 as compared to operating income of approximately $1,276,776 in Fiscal 1996. The loss from operations at the Manufacturing Division is mainly attributable to increased SG&A as a result of the expansion of that divisions' core business, including approximately $400,000 in additional personnel, approximately $250,000 in legal fees, approximately $113,000 in SG&A related to Federal and costs associated with a new facility. The remaining increase of $629,000 is due to the increase in cost of sales.



Staffing Division


         For Fiscal 1997 the Staffing Division reported an increase in revenues of approximately 78% from Fiscal 1996. This increase in revenues reflects not only revenues from AIM, which was acquired by the Company in February 1996, for an entire fiscal as well as an increase in revenues from OIS. The Staffing Division reported a loss from operations of approximately $168,034 in Fiscal 1997 as compared to operating income of approximately $101,857 in Fiscal 1996. The loss from operations at the Staffing Division is mainly attributable to increased SG&A of approximately $241,000 including approximately $133,000 in payroll costs, $10,100 in rent, $5,600 in professional fees and $92,300 in other related to a full year of operations of AIM. In 1996 AIM was not part of the consolidated group for a full year.



 Consumer Products Division

         Revenues for the Consumer Products Division continued to decline in Fiscal 1997 from Fiscal 1996. Revenue for Fiscal 1997 was approximately 93% less than in Fiscal 1996. The introduction of Mr. Food's AlloFresh into the retail market place through sales to mass merchandises, grocery and drug store chains commenced in August 1996. Despite initial enthusiasm for the product, PTP has been unable to sufficiently penetrate the retail market. Accordingly, product sales for Mr. Food's AlloFresh have been disappointing. Management is currently exploring opportunities for use of the base mineral in commercial and industrial applications, as well as alternate methods of distribution of Mr. Food's AlloFresh. In addition, as a result of the lack of sales of thawing trays, the

Company took a one time expense of $250,262 related primarily to an inventory valuation adjustment. Management of the Company does not anticipate the sales of thawing trays will ever return to historic levels.

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

Liquidity and Capital Resources

         The Company's working capital at June 30, 1997 was $1,960,430 versus $2,664,293 at June 30, 1996. This decrease in working capital is attributable primarily to an increase in trade accounts payable in connection with an expansion of the Company's business and operations during Fiscal 1997.While the Company does not presently anticipate any significant capital expenditures in order to pursue the Company's plan of operations for fiscal 1998, consisting of its normal business operations and modernization of the LPS facility, including the relocation of the facility to a more suitable locale near its primary customer base and the addition of a computerized mixing line, it will be necessary for the Company to raise additional working capital. While the Company continues to seek outside sources of working capital, there are currently no agreements in place for such funds and there can be no assurance that such sources will be available to the Company. A substantial portion (approximately $2,136,000) of the Company's property, plant and equipment is unencumbered and, accordingly, would provide, in addition to any cash flow from operations, are additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement.

         The Company has been and continues to be in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company has modified certain systems to be Year 2000 compliant. The Company does not expect that the cost to modify its information technology infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be compliant. The Company does not current have information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Item 7.           Financial Statements

         The Company's financial statements are contained in pages F-1 through F-31 as follows.

                                                       Workforce Systems Corp.


                                   Contents
--------------------------------------------------------------------------------




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




Lyle H. Cooper, CPA
October 12, 1996, except for Note 14
  the date of which is March 21, 1997

                                                        Workforce Systems Corp.


                                                    Consolidated Balance Sheets

--------------------------------------------------------------------------------


June 30,                                                    1997           1996
- ------------------------------------------------------------------------------

Assets

Current Assets
     Cash (Note 3)                                   $   335,321    $   938,487
     Accounts receivable, less $55,442 and $0
         allowance for doubtful accounts (Note 8)      1,017,949        633,188
     Other receivables                                    47,678           --
     Inventory                                         1,888,235      1,412,896
     Prepaid expenses (Note 2)                            65,571        211,510
     Prepaid consulting fees (Note 13)                   141,667           --
- ------------------------------------------------------------------------------

Total Current Assets                                   3,496,421      3,196,081
- ------------------------------------------------------------------------------

Property, Plant and Equipment (Note 8)
     Land                                                156,503        156,503
     Building and improvements                         1,458,126      1,380,422
     Machinery and equipment                           1,411,698      1,125,921
     Autos and trucks                                    212,466        146,428
     Accumulated depreciation                           (324,062)      (132,856)
- ------------------------------------------------------------------------------

                                                       2,914,731      2,676,418
- ------------------------------------------------------------------------------

Other Assets
     Excess cost over fair value of net assets
         acquired, net (Notes 4 and 6)                 2,198,441      1,330,348
     Prepaid consulting fees (Note 13)                   531,249           --
     Other                                                28,330           --
- ------------------------------------------------------------------------------

                                                     $ 9,169,172    $ 7,202,847
===============================================================================

                                                                   Workforce Systems Corp.


                                                               Consolidated Balance Sheets

--------------------------------------------------------------------------------------------


June 30,                                                               1997            1996
- -------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
     Trade accounts payable                                    $    915,630    $    390,895
     Accrued expenses                                               428,026         189,375
     Factoring line of credit (Note 8)                              398,858            --
     Income taxes payable (Note 11)                                  59,030         132,359
     Deferred income tax liability (Note 11)                           --            65,000
     Current maturities of long term debt (Note 8)                  234,447         254,159
     Note Payable - related party (Note 9)                          142,731         132,667
- -------------------------------------------------------------------------------------------

Total Current Liabilities                                         2,178,722       1,164,455

Deferred Income Taxes (Note 11)                                     130,000         125,541
Long Term Debt, less current portion (Note 8)                       575,116         463,339
Note payable-stockholder (Notes 9 and 15, subsequent events)      1,150,019            --
- -------------------------------------------------------------------------------------------

Total Liabilities                                                 4,033,857       1,753,335
- -------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 12 and 13) Series A Preferred stock, $.001 par value, 30 shares
         authorized, 30 shares issued and outstanding                  --              --
     Series C Preferred stock, $.001 par value, 30,000
         shares authorized, issued and outstanding                       30              30
     Series D Preferred stock, $.001 par value, 1,000,000
         shares authorized, 0 and 1,000,000 shares
         issued and outstanding                                        --             1,000
     Common stock, $.001 par value, 25,000,000 shares
         authorized, 1,952,934 and 622,710 shares issued and
         outstanding                                                  1,953             623
     Paid-in capital                                             12,567,700       8,570,809


     Stock to be earned (Note 13)                                (1,416,667)           --
     Prepaid Media spots (Note 2)                                  (500,000)       (500,000)
     Accumulated deficit                                         (5,517,701)     (2,622,950)
- -------------------------------------------------------------------------------------------


Total stockholders' equity                                        5,135,315       5,449,512
- -------------------------------------------------------------------------------------------

                                                               $  9,169,172    $  7,202,847
===========================================================================================
                               See accompanying notes to consolidated
financial statements.

                                                       Workforce Systems Corp.


                                         Consolidated Statements of Operations

===============================================================================

Year ended June 30,                                                1997                   1996
----------------------------------------------------------------------------------------------
Revenues, net of returns and allowances                     $ 4,653,286            $ 3,820,680
Cost of revenues                                              3,518,500              2,145,593
----------------------------------------------------------------------------------------------
Gross profit                                                  1,134,786              1,675,087
----------------------------------------------------------------------------------------------
Operating Expenses
     Selling, general and administrative expenses             1,327,546                230,815
     Depreciation and amortization                              282,398                181,083
     Provision for doubtful accounts                            246,013                   --
     Professional fees                                          308,996                 54,481
     Marketing and public relations                             464,596                   --
     Mineral exploration (Note 14)                                 --                  700,000
     Startup expenses (Note 14)                               1,357,899              1,091,308
     Web development expense (Note 14)                             --                  400,000
----------------------------------------------------------------------------------------------
Total operating expenses                                      3,987,448              2,657,687
----------------------------------------------------------------------------------------------
(Loss) Income from Operations                                (2,852,662)              (982,600)
----------------------------------------------------------------------------------------------
Other Expenses
     Interest expense                                            65,488                 48,117
     Acquisition expense (Note 14)                              110,000                 76,890
----------------------------------------------------------------------------------------------
Total other expenses                                            175,488                125,007
----------------------------------------------------------------------------------------------
Loss before income tax (benefit) provision                   (3,028,150)            (1,107,607)
Income tax (benefit) provision (Note 11)                       (133,399)               260,320
----------------------------------------------------------------------------------------------
Net Loss                                                     (2,894,751)            (1,367,927)
----------------------------------------------------------------------------------------------
Less:  Dividends paid                                              --                  (54,807)
----------------------------------------------------------------------------------------------
Net loss available to common stockholders                   $(2,894,751)           $(1,422,734)
----------------------------------------------------------------------------------------------
Net loss per common share                                   $     (3.58)           $     (3.36)
----------------------------------------------------------------------------------------------
Weighted average shares outstanding                             808,421                422,991
----------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                                                                    Workforce Systems, Corp.

                                                             Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------------------------------------


Years ended June 30,1997 and 1996
- ---------------------------------------------------------------------------------------------------------------

                              Series A         Series B        Series C        Series D             Common
                            Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount     Shares   Amount
- ---------------------------------------------------------------------------------------------------------------
Balance June 30, 1995         30     $ -     70,000  $ 70    30,000  $ 30        -    $  -      375,931  $ 376
  Issuance of preferred        -       -       -        -      -        -   1,000,000   1,000      -         -
  Common stock issued in
  connection with prepaid
  expenses                     -       -       -        -      -        -         -       -      32,867     33
  Common stock issued in
  connection with acquisition
  of AIM (Note 4)              -       -       -        -      -        -         -       -       4,375      4
  Common stock issued in
  connection with
  compensation to certain
  consultants                  -       -       -        -      -        -         -       -      23,706     24
  Common stock issued in
  connection with PTP start
  up and acquisition of
  mineral rights (Note 14)     -       -       -        -      -        -         -       -      70,250     70
  Conversion of note payable
  (Note 9)                     -       -       -        -      -        -         -       -      42,581     42
  Conversion of convertible
  preferred stock (Note 12)    -       -    (70,000)  (70)     -        -         -       -      17,500     18
  Sale of common stock         -       -       -        -      -        -         -       -      55,500     56
  Dividend paid                -       -       -        -      -        -         -       -        -         -
  Net Loss                     -       -       -        -      -        -         -       -        -         -
- ---------------------------------------------------------------------------------------------------------------

Balance June 30, 1996         30     $ -       -      $ -    30,000  $ 30   1,000,000  $ 1,000  622,710  $ 623


Years ended June 30,1997 and 1996 (Continued)
- -----------------------------------------------------------------------------------------------
                                                Stock     Prepaid                        Total
                                  Paid-in       to be      Media      Accumulated   Stockholders'
                                  Capital      Earned      Spots        Deficit        Equity
- -----------------------------------------------------------------------------------------------
Balance June 30, 1995          $ 4,076,283        -                   $ (1,200,216)  $  2,876,543
  Issuance of preferred               -           -                           -             1,000
  Common stock issued in
  connection with prepaid
  expenses                         674,967        -      (500,000)            -           175,000
  Common stock issued in
  connection with acquisition
  of AIM (Note 4)                   68,059        -                           -            68,063
  Common stock issued in
  connection with
  compensation to certain
  consultants                      474,096        -                           -           474,120
  Common stock issued in
  connection with PTP start
  up and acquisition of
  mineral rights (Note 14)       1,404,930        -                           -         1,405,000
  Conversion of note payable
  (Note 9)                         936,728        -                           -           936,770
  Conversion of convertible
  preferred stock (Note 12)             52        -                           -              -
  Sale of common stock             935,694        -                           -           935,750
  Dividend paid                       -           -                        (54,807)       (54,807)
  Net Loss                            -           -                     (1,367,927)    (1,367,927)
- -----------------------------------------------------------------------------------------------


Balance June 30, 1996          $ 8,570,809        -      (500,000)    $ (2,622,950)   $ 5,449,512

                                      F-7


                                                                                    Workforce Systems, Corp.

                                                             Consolidated Statements of Stockholders' Equity
---------------------------------------------------------------------------------------------------------------


Years ended June 30,1997 and 1996
- ----------------------------------------------------------------------------------------------------------------

                              Series A         Series B        Series C        Series D             Common
                            Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount     Shares   Amount
- ----------------------------------------------------------------------------------------------------------------
Balance June 30, 1996         30     $ -       -      $ -    30,000  $ 30   1,000,000  $ 1,000   622,710  $ 623
                                                               -
  Sale of common stock
  (Note 13)                    -       -       -        -      -        -        -        -        8,334      8
  Common stock issued in
  connection with acquisition
  of FSI (Note 4)              -       -       -        -      -        -        -        -      145,000    145
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees
  (Note 13)                    -       -       -        -      -        -        -        -       71,772     72
  Options granted in
  connection with consulting
  services (Note 13)           -       -       -        -      -        -        -        -         -         -
  Options exercised (Note 13)  -       -       -        -      -        -        -        -      505,118    505
  Conversion of convertible
  preferred stock (Note 12)    -       -       -        -      -        -  (1,000,000)  (1,000)  600,000    600
  Net Loss                     -       -       -        -      -        -        -        -         -         -
- ----------------------------------------------------------------------------------------------------------------

Balance June 30, 1997         30     $ -       -      $ -    30,000  $ 30        -     $  -    1,952,934 $1,953
================================================================================================================



Years ended June 30,1997 and 1996 (Continued)
- ----------------------------------------------------------------------------------------------
                                                Stock    Prepaid                         Total
                                  Paid-in       to be     Media      Accumulated   Stockholders'
                                  Capital      Earned     Spots        Deficit        Equity
- ----------------------------------------------------------------------------------------------
Balance June 30, 1996          $ 8,570,809        -      (500,000)  $ (2,622,950)   $ 5,49,512

  Sale of common stock
  (Note 13)                         99,992        -                         -          100,000
  Common stock issued in
  connection with acquisition
  of FSI (Note 4)                  422,668        -                         -          422,813
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees
  (Note 13)                        780,581        -                         -          780,653
  Options granted in
  connection with consulting
  services                       2,180,455 $(1,416,667)                     -          763,788
  (Note 13)
  Options exercised (Note 13)      512,795        -                         -          513,300
  Conversion of convertible
  preferred stock (Note 12)            400        -                         -              -
  Net Loss                            -           -                   (2,894,751)   (2,894,751)
- ----------------------------------------------------------------------------------------------

Balance June 30, 1997          $12,567,700 $(1,416,667)  (500,000)    (5,517,701)  $ 5,135,315
================================================================================================
         See accompanying notes to consolidated financial statements.


                            Workforce Systems Corp.

                                              Consolidated Statements of Cash Flows
                                                                           (Note 5)

-------------------------------------------------------------------------------------


Year ended June 30,                                               1997           1996
- -------------------------------------------------------------------------------------

Operating Activities
  Net loss                                                 $(2,894,751)   $(1,367,927)
  Adjustments to reconcile net loss to net cash provided
  by operating activities
      Amortization                                              91,192         70,281
      Depreciation                                             191,206        111,131
      Provision for doubtful accounts                          246,013           --
      Inventory valuation write-off                            359,610           --
      Acquisition, startup, and web development costs             --        1,947,183
      Issuance of common stock and options granted
         for services                                          871,521           --
      Gain on sale of fixed assets                                --             (701)
      Changes in assets and liabilities, net of businesses
          acquired
         (Increase) decrease in:
         Account receivable                                   (112,076)      (435,750)
         Other receivables                                     (47,678)          --
         Related party accounts receivable                        --          871,347
         Inventory                                            (302,111)      (643,613)
         Prepaid expenses                                      213,139           --
         Other current assets                                     --          (34,030)
         Other assets                                          (28,330)          --
         Increase (decrease) in:
         Trade accounts payable                                275,823        (46,447)
         Accrued expenses                                      197,599         67,865
         Income taxes payable                                  (73,329)        67,360
         Deferred income tax liability                         (60,541)       193,541
- -------------------------------------------------------------------------------------

Net cash (used) provided by operating activities            (1,072,713)       800,240
- -------------------------------------------------------------------------------------

Investing Activities
   Proceeds from sale of fixed assets                             --           12,159
   Purchase of property and equipment                         (249,634)      (771,589)
- -------------------------------------------------------------------------------------

Net cash used in investing activities                         (249,634)      (759,430)
- -------------------------------------------------------------------------------------

                            Workforce Systems Corp.

                                              Consolidated Statements of Cash Flows
                                                                           (Note 5)

-------------------------------------------------------------------------------------


Year ended June 30,                                               1997           1996
- -------------------------------------------------------------------------------------

Financing Activities
   Net proceeds from factoring line of credit                   121,883          --
   Proceeds from note payable -  related party                   10,064       177,667
   Payments on note payable-stockholder                        (118,131)         --
   Payments on long-term debt                                  (261,583)     (280,081)
   Proceeds from long-term debt                                 353,648        26,496
   Proceeds from sale of common stock and
   exercise of stock options                                    613,300       936,750
   Dividends paid                                                  --         (54,807)
- -------------------------------------------------------------------------------------

Net cash provided by financing activities                       719,181       806,025
- -------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents               (603,166)      846,835
Cash and cash equivalents, beginning of period                  938,487        91,652
- -------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $ 335,321     $ 938,487
- -------------------------------------------------------------------------------------

                         See accompanying notes to consolidated financial
statements.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


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


                        Advertising
                        -----------

                        Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be recived. Currently the Company does not have any direct response advertisng. The total amount charged to advertising for the year ended June 30, 1997 and 1996 are $16,617 and $5,853, respectively.



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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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


2. Prepaid Expenses Included in prepaid expenses at June 30, 1997, and 1996, is $500,000 in prepaid advertising for media and radio spots which can be used by the Company at any time until December 2000. The prepaid media sports were valued at 80% of the common stock's book value at the time fo the transactions. No additional cash will need to be expended in order for the Company to utilize such spots. There have been no changes in value to this date. The Company will continue to evaluate the net realizable value of this asset and make any adjustments, if appropriate.
                        The Company has not utilized any spots to date. The Company intends to utilize the advertising during fiscal 1998.


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

4.   Acquisitions       a)  Effective  February 1996,  the Company  acquired all
                            the Common Stock of American Industrial  Management,
                            Inc. ("AIM"). The purchase price consisted of 16,500 shares of the Company's Common Stock valued at $68,063.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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
                         =======================================================

                        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred on July 1, 1996 and 1995:

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------



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
                         =======================================================

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

10.  Business Segments

                   Manufact-                      Consumer
                     uring          Staffing      Products     Corporate        Total
- --------------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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
                         =======================================================

                        The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory tax rate of 34% to loss before income taxes is as follows:

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                        Subsequent to June 30, 1997, the Company issued 630,412 shares of common stock to consultants in connection with an acquisition of a Company (Note 14).

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

                        During April 1997, the Company entered into a five year agreement for consulting services (Option Plan
                        I). In connection therewith, the Company granted 500,000 stock options exerciseable at $1.00 per share. One third of the options are treated as a retainer for the services to be rendered over the term of the agreement and the remaining two thirds are considered to be, transactional options, which serve as compensation due upon the consummation of acquisitions during the term of the agreement (as defined). The retainer options are earned equally over the term of the agreement. The transactional options shall be earned based on the acquisitions consummated during the term of the agreement. If the agreement is terminated prior to the termination date, any unearned options shall be returned to the Company

                        The stock options were valued at approximately $2,125,000, the market value at the date of grant. In connection with this transaction, the Company recorded the retainer options as prepaid consulting fees totaling approximately $708,000 of which approximately $35,000 was expensed during the year ended June 30, 1997. The remaining $1,417,000 ascribed to the transaction options were recorded as stock to be earned.

                        During April 1997 the 500,000 options were exercised and the Company issued 500,000 shares of common stock. In connection with this transaction the Company collected proceeds of $500,000.

                        In addition, during April 1997, the Company entered into a one year agreement for consulting services (Option Plan II). In connection with this agreement, the Company granted 25,000 stock options exerciseable at $2.50 per share. The stock options were valued at approximately $55,000, the market value at the date of grant . In connection with this transaction, the Company recorded consulting fees totaling approximately $55,000. During April 1997, 5,118 options were exercised. At June 30, 1997, unexercised options totaled 19,882.

                        The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123) which requires the Company to value option to non-employees at fair value.

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

                        A summary of the status of the Company's Option Plan I as of June 30, 1997 and changes during the year then ended is presented below:

                                                        1997
                                            ---------------------------------
                                             Shares                Weighted
                                              Under                Average
                                             Option             Exercise Price
                                            --------            --------------
Outstanding beginning of year                    --

Granted                                     500,000                $1.00
Exercised                                   500,000                $1.00
Forfeited                                        --
                                            -------
Outstanding end of year                          --
                                            -------
Options exercisable at year - end                --
                                            -------

                        A summary of the status of the Company's Option Plan II as of June 30, 1997 and changes during the year then ended is presented below:

                                                        1997
                                            ---------------------------------
                                             Shares                Weighted
                                              Under                Average
                                             Option             Exercise Price
                                            --------            --------------
Outstanding beginning of year                     --

Granted                                       25,000                 $2.50
Exercised                                      5,118                 $2.50
Forfeited                                         --
                                             -------
Outstanding end of year                       19,882                 $2.50
                                             -------
Options exercisable at year - end             19,882
                                             -------

                        The weighted average of all stock options issued during the year ended June 30, 1997 is $1.07.

                        Subsequent to June 30, 1997, the Company entered into a six year consulting agreement to provide certain marketing services during July 1997. As compensation for the services the Company granted a one year option to purchase 262,000 shares of common stock at $1.00 per share.

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                         Workforce Systems Corp.

                                  Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


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

         On August 4, 1997 the Company engaged BDO Seidman, LLP as its independent accountant for the fiscal year ended June 30, 1997. The decision to change accountants was approved by the Company's Board of Directors. The Company consulted with BDO Seidman, LLP within the last two years concerning the application of purchase accounting in the acquisitions of OIS, NHP and IFR. The oral advice of BDO Seidman, LLP was considered by the Company in reaching its decision as to the application of purchase accounting in such acquisitions.

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

         Greg Hoehn. Mr. Hoehn, 36, has been President of Federal since October 1, 1997 and was Operations Manager from January 1996 until October 1, 1997. He is responsible for day to day operations, including oversight of administrative, sales, warehouse, stocklisting and fabrication activities. From August 1994 until joining Federal, Mr. Hoehn was employed by Summers Fire Springs as Production Manger and from June 1993 until August 1994 he was Senior Technical Writer for Professional Management and Advisory Corp. In this position Mr. Hoehn managed a staff of technical writers producing proposals for contractors bidding on state and federal contracts where his responsibilities included supervising the cost estimating for each contract and providing budget estimates and escalation costs. Mr. Hoehn was Product Manager/Quality Control from February 1992 until June 1993 at SciCor where he was directly responsible for assigned products from bidding to final testing and quality inspections. Mr. Hoehn attended both the Community College of the Air Force and the University of Maryland.

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

         John Stewart. Mr. Stewart, 53, is General Manager of Lantana Peat & Soil, a position he had held since June 1992. Mr. Stewart is responsible for all day to day operations at Lantana Peat & Soil

         There is no family relationship between any of the officers, key employees and directors. The Company currently maintains an Audit Committee which is comprised of Messrs. Hausman, Weisz and Rutstein. The Company does not presently maintain compensation or nominating committees of the Board of Directors.

Item 10.          Executive Compensation

         The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000. Directors of the Company do not receive compensation for serving in such capacity.



                                                                                                 Long - Term
                                          Annual Compensation                    Compensation Awards Options
Name and                                     Other Annual                                 Number of           All Other
Principal Position               Year      Salary      Bonus         Compensation           Shares           Compensation
------------------               ----      ------      -----         ------------           ------           ------------

Robert Hausman,                 1997          0          0              0                     0                    0
President, Chief                1996          0          0              0                     0                    0
Executive Officer               1995          0          0              0                     0                    0
and Director(1)

Ella Chesnutt(2)                1997          0          0              0                     0                    0
                                1996          0          0              0                     0                    0
                                1995          0          0              0                     0               $318,645(3)

Jayme Dorrough                  1997          0          0              0                     0                    0
Secretary                       1996          0          0              0                     0                    0
and Director                    1995          0          0              0                     0                    0
                                                                                                             $318,645(3)


         (1) Mr. Hausman was elected the Company's President on June 1, 1997 and entered into a Management Agreement with the Company commencing July 1, 1997. See "Executive Compensation Employment and Management Agreements.".

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

         All Officers and
         Directors as a
         Group (five persons)                        none                                        n/a

Series E Cumulative Non-Participating Preferred Stock

         Name and                                    Amount of                                   Percentage
         Address of                                  Beneficial                                  of
         of Beneficial Owner                         Ownership of Stock                          Class
         -------------------                         ------------------                          -----

         Robert Hausman                              115,000                                     100%
         7777 Glades Road
         Suite 211
         Boca Raton, FL  33433

         All Officers and
         Directors as a
         Group (five persons)                        115,000                                     100%


Common Stock

         Name and                                    Amount of                                   Percentage
         Address of                                  Beneficial                                  of
         of Beneficial Owner                         Ownership of Stock                          Class (4)
         -------------------                         ------------------                          ---------

         Yucatan Holding                             504,891                                     19.5%
         Company (2)
         8870 Cedar Springs Lane
         Suite 5
         Knoxville, TN  37923

         Robert Hausman(3)                           219,980                                     8.2%
         7777 Glades Road
         Suite 211
         Boca Raton, FL  33434

         Jayme Dorrough                              (2)                                         (2)
         8870 Cedar Springs Lane
         Suite 5
         Knoxville, TN  37923

         Mark Weisz                                  100                                         (4)
         7777 Glades Road
         Suite 211
         Boca Raton, FL  33434

         C. Lawrence Rutstein(5)                     19,980                                      (4)
         7777 Glades Road
         Suite 211
         Boca Raton, FL  33434

         Lester Gann                                 121,481                                     4.7%
         2415 Sycamore Drive
         Knoxville, TN  37921

         Darren Apel                                 230,000                                     8.9%
         6480 Via Rosa
         Boca Raton, FL  33433

         All Officers and
         Directors as a
         Group (five persons)
         (2)(3)(5)                                   866,432                                     32.3%


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

         (3) Includes options to acquire 100,000 shares of the Company's Common Stock, and 19,980 shares of Common Stock owned by Barbara Hausman, his spouse, however, pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, Mr. Hausman disclaims beneficial ownership of the shares held by his wife. See Item 1. Description of Business - General. and Item 10. Executive Compensation - Employment and Management Agreements.

         (4)      Less than 1%.

         (5) Includes 19,980 shares of Common Stock owned by Ronna Newman Rutstein, his spouse, however, pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, Mr. Rutstein disclaims beneficial ownership of the shares held by his wife. See Item 1. Description of Business - General.

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

         From time to time, the Company has borrowed funds from Yucatan Holding Company, the Company's principal shareholder ("Yucatan"), for working capital purposes. Mrs. Chesnutt and Mrs. Dorrough are the officers and directors of Yucatan and Mrs. Dorrough is its sole shareholder. Pursuant to the terms of certain promissory note in the principal amount of $936,770 dated June 30, 1995 issued by the Company to Yucatan (the "June Note"), Yucatan, in its sole discretion, could convert all or a portion of the principal and accrued unpaid interest pursuant to the June Note into shares of the Company's Common Stock based upon a conversion ratio to be determined by the parties at the time of conversion. Subsequent to June 30, 1995, Yucatan advanced the Company additional funds for working capital and on September 30, 1995 the principal amount due Yucatan by the Company was $1,210,446.

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

         In conjunction with the acquisition of Federal in May 1997 (see Item
1. Description of Business), Federal delivered a promissory note to Robert Hausman and Barbara Hausman in the principal amount of $1,079,024.31. Mr. Hausman was a 90% shareholder in Federal prior to its acquisition by the Company. On October 7, 1997 Robert Hausman and Barbara Hausman converted the principal and any accrued but unpaid interest thereon into 115,000 shares of the Company's Series E Cumulative Non-Participating Preferred Stock (the "Series E"). The designations, rights and preferences of the Series E provide
(a) for annual dividends equal to $77,000, (b) full voting rights, share for share, with any then outstanding Common Stock as well as with any other class or series of stock of the Company having general voting power with the Common Stock concerning any matter being voted upon by the Company's stockholders,
(c) is not convertible into any other class of capital stock of the Company and (d) is redeemable at the option of the Company at a redemption price to be negotiated by the parties at the time of redemption.

         In conjunction with the September 1997 acquisition of LPS (see Item
1.

Description of Business), Barbara Hausman, the wife of Robert Hausman, the Company's President and a director, and Ronna Newman Rutstein, the wife of C. Lawrence Rutstein, a director of the Company, each received 19,980 shares of the Company's Common Stock in exchange for their interests in LPS. As set forth under Item 11. Security Ownership of Certain Beneficial Owners and Management, pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, each of Messrs. Hausman and Rutstein disclaim beneficial ownership interest in the shares held by their respective spouses. In August 1997 LPS purchased the assets out of bankruptcy of Kedac, Inc., an unaffiliated third party, which such assets consisted for substantially all of the existing operating assets, accounts receivable, furniture and equipment and general intangibles, including the trade name "Lantana Peat & Soil" for a total consideration of $190,000 in cash and the assumption of $750,000 of notes with a financial institution. As set forth in Item 1. Description of Business, in September 1997 the Company purchased 100% of the issued and outstanding stock of LPS from its shareholders, who includes Mrs. Hausman and Mrs. Rutstein, in exchange for 270,000 shares of the Company's restricted Common Stock in a private transaction exempt from registration under the Act in reliance on
Section 4(2) thereof.

                                    PART IV

Item 13.          Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      Exhibits

Exhibit No.                      Description

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

3.9 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series E Cumulative Non-Participating Preferred Stock are hereby incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

10.1 Licensing Agreement dated May 31, 1996 by and between Ginsburg Enterprises Incorporated and Products That Produce, Inc. is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996

10.2 Employment Agreement between Industrial Fabrication & Repair, Inc. and Lester E. Gann is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.3            Employment Agreement between American Industrial
                Management, Inc. and Robert Lovelace is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.4 Management agreement between Workforce Systems Corp. and Robert Hausman is hereby incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

10.5 Amended and Restated Consulting Acquisition Management Agreement between Workforce Systems Corp. and Manny J. Shulman and Shulman & Associates, Inc. is hereby incorporated by reference to the registration statement on Form S-8 as filed with the Securities and Exchange Commission on September 24, 1997

10.6 Stock Purchase and Sale Agreement dated September 22 , 1997 between Workforce Systems Corp., a Florida corporation, and Darren Apel, Barbara Hausman and Ronna Newman Rutstein, as shareholders of LPS Acquisition Corp. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 1997

10.7 Conversion Agreement dated October 7, 1997 between Workforce Systems Corp., Federal Supply, Inc. and Robert Hausman and Barbara Hausman is hereby incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

16.1            Letter from Richard H. Harris & Associates, P.A.
                regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.2 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

16.3 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

16.4 Letter from BDO Seidman, LLP regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

21 Subsidiaries of the Registrant is hereby incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997

27              Financial Data Schedule

99 Information regarding the name change of the Company is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

(b)      Reports on Form 8-K

         On June 4, 1997 the Company filed with the Securities and Exchange Commission a Report on Form 8-K regarding the acquisitions of Federal Supply, Inc. and Federal Fabrication, Inc.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coventry Industries Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COVENTRY INDUSTRIES CORP.

                                                     By: /s/ Robert Hausman
                           Robert Hausman, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                     Title              Date
---------                                     -----              ----

/s/ Robert Hausman                            President,         July   , 1998
------------------------------                Chairman
Robert Hausman

/s/ Mark Weisz                                Director           July   , 1998
------------------------------
Mark Weisz

/s/ Lester Gann                               Director           July   , 1998
------------------------------
Lester Gann

/s/ C. Lawrence Rutstein                      Director           July   , 1998
------------------------------
C. Lawrence Rutstein