Form 10KSB
period 1998-06-30
COVENTRY INDUSTRIES CORP
filed 1998-10-14
CIK 893771

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-KSB
(Mark One)
  [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1998

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

                7777 Glades Road, Suite 211, Boca Raton, FL 33434
                 (Address of principal executive offices) (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. $7,869,981 for the 12 months ended June 30, 1998.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock at reported on The Nasdaq SmallCap Market(TM) August 31, 1998 is approximately $3,361,539.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 31, 1998, 3,078,594 shares of Common Stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes               No   X


                                    PART I

ITEM 1.  Description of Business

GENERAL

         Coventry Industries Corp., formerly known as Workforce Systems Corp. (the "Company"), is a Florida corporation formed on August 17, 1992 to seek acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent its limited assets would allow. Pursuant to this strategy, on June 14, 1994 Mr. F. W. Miller, the Company's then principal shareholder, President and Chairman, sold an aggregate of 4,550 shares of the Company's Common Stock owned by him, representing approximately 55% of the Company's then issued and outstanding stock, in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof to Yucatan Holding Company, a Florida corporation ("Yucatan"), for $60,000. Concurrent with the purchase of the stock by Yucatan, the Company's then current officers and directors resigned and the Company elected new officers and directors.


         Effective June 30, 1994 the Company acquired 51.9% of the issued and outstanding stock of Outside Industrial Services, Inc., a Tennessee corporation formed in 1982("OIS") for 70,000 shares of the Company's Series B $5.00 Cumulative Convertible Preferred Stock ("Series B Preferred") from an unaffiliated third-party in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. On May 30, 1996 the holder of the Series B Preferred converted such shares into 17,500 shares of the Company's Common Stock.

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

         After initially utilizing contract manufacturers to produce ThawMaster(TM) thawing trays, the Company determined to sub-contract out the milling and anodization of the trays to other fabricators who were unaffiliated third parties and to internally perform the finishing stages of the thawing trays, including silk screening, assembly, packaging and shipping. In the spring of 1995 the Company expanded its operations and began to fully internalize the production of the thawing trays, with the exception of the anodization, through a series of events which led to the acquisition of IFR as described below. This was the first step in achieving the Company's goal with respect to diversification of its operations and revenue base. Subsequently, during fiscal 1998, the Company determined that this product line was no longer viable due to competition in the market place from lesser quality and lower price alternatives. At June 30, 1998, the Company has suspended all manufacturing and marketing efforts of this product. The Company has made a provision for the balance of the assets.

         On May 22, 1995 the Company acquired 100% of the issued and outstanding capital stock of Industrial Fabrication & Repair, Inc. ("IFR") from Lester E. Gann in exchange for 31,481 shares of the Company's Common Stock in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. IFR, a Tennessee corporation formed in 1979 and based in Knoxville, Tennessee, provided machining, welding, specialty design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities.

         In July 1996 IFR expanded its scope of business though the formation of Maintenance Requisition Order Corp., a Florida corporation ("MRO"). MRO, is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, which are commonly used in industrial manufacturing and operating facilities. MRO further diversified IFR's business base insomuch as historically IFR had been a fabricator and maintenance provider without the additional competitive advantage of being an authorized factory distributor for many of the components used in its business. During the current fiscal year, the Company merged the operations of MRO's Cleveland, Tennessee facility into the Company's IFR Knoxville, Tennessee facility.

         In October 1995, the Company formed a consumer products division and incorporated Products That Produce, Inc., a Florida corporation ("PTP"). PTP's mission was to identify and market new consumer products that are both innovative and moderately priced. The first product undertaken by PTP was Mr. Food's AlloFresh. The product was being marketed under an endorsement by Art Ginsburg, the nationally syndicated T.V. chef known as Mr. Food. Made naturally from minerals, non-toxic and environmentally safe, Mr. Food's AlloFresh works to prevent food decay and eliminates bacteria, moisture, mold, mildew and odors in refrigerators, kitchen and around the house. The product had its debut in June 1996 through a nationwide direct response television commercial, with this initial introduction followed by introduction into the retail market place through mass merchandisers, grocery and drug store chains. During fiscal 1998, the Company suspended the operations of PTP due to the lack of revenues generated by Mr Food's Allofresh. The Company is currently evaluating other possible marketing and distribution channels for the product. There can be no assurances that the Company will be successful in these endevours.

         In February 1996 the Company acquired 100% of the issued and outstanding capital stock of American Industrial Management, Inc., a Tennessee corporation formed in 1995 ("AIM") from Messrs. Robert Lovelace and David Debuty and Jones Leasing, Inc. in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof in exchange for 4,375 shares of the Company's Common Stock. AIM, founded in 1995 and based in Knoxville, Tennessee, provides industrial personnel for light manufacturing and assembly line operations to businesses located in the East Tennessee area. In April 1998, AIM was sold to Global Industrial Services. (see below)

         On April 3, 1997 the Company effected a one for four reverse stock split of its issued and outstanding Common Stock. This stock split, which was effected in connection with the Company's pending application for listing of its Common Stock on The Nasdaq SmallCap Market(TM), resulted in the pro-rata adjustment of the holdings of all Common Stockholders so that while the number of issued and outstanding shares of Common Stock was reduced, the Common Stockholders retained their pro-rata percentage of ownership interest in the Company. Management of the Company elected to effect the stock split so as to attempt to ensure the Company would meet the Nasdaq listing requirement of a trading price of at least $3.00 per share. All share numbers herein have been adjusted to reflect the stock split.

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

         In September 1997 the Company acquired 100% of the issued and outstanding capital stock of LPS Acquisition Corp. ("LPS") in exchange for an aggregate of 270,000 shares of the Company's Common Stock and the assumption of all liabilities from LPS' shareholders in a private transaction exempt from registration under the Act pursuant to Section 4(2) thereof. LPS, doing business as "Lantana Peat and Soil", is a distributor of high quality custom soil mixes to wholesale nurseries throughout South Florida.

         The majority shareholder of LPS, owning approximately 85.2% of LPS, was Darren Apel. Minority shareholders in LPS, each owning approximately 7.4% of the issued and outstanding stock, were Barbara Hausman, wife of Robert Hausman who is Chairman and President of the Company, and Ronna Newman Rutstein, wife of C. Lawrence Rutstein, who is a director of the Company.

         The calculation of the consideration paid by the Company in the acquisition of LPS was equal to approximately 32% of the then current annualized revenues of LPS of approximately $3 million. Management of the Company made the determination as to the consideration to be paid based upon their internal analysis of LPS. In May 1998, LPS was sold to American Group, Inc. (see below)

         On September 1, 1997, the Company acquired 100% of the assets of Apollo Pipe & Valve ("Apollo") in exchange for an aggregate of $100,000 and 25,000 shares of the Company's common stock in a private transaction exempt from registration under the Securities Act of 1933 pursuant to section 4(2) therof, as amended. Apollo is a distributor of industrial pipe valves and fittings throughout Florida.

         Effective June 30, 1998, Apollo was sold back to its original owner in exchange for an aggregate of $50,000, the cancellation of the balance of the purchase note due to the owner of $50,000, and the cancellation of 18,750 shares of the Company's common stock which represented the balance due on the original transaction.

         On November 12, 1997 the Company received its approval for quotation on The Nasdaq SmallCap Market (TM). The Company also changed its trading symbol as of that date, to "COVN" from "WFSY" to reflect the name change of the Company from Workforce Systems Corp. to Coventry Industries Corp. that took place on October 28, 1997.

         On April 14, 1998 the Company completed the sale of the assets of its American Industrial Management, Inc. subsidiary to Global Industrial Services, a staffing company engaged in providing support staffing for various industries. The sale price was the assumption of the debts and liabilities of the company in the amount of approximately $100,000.

         On June 17, 1998, the Company signed a letter of intent to acquire People First, LLC. a Cincinnati, Ohio based employee leasing company. People First has projected annualized revenues of $105.0 million and projected earnings of $1.5 million from leasing approximately 6,300 employees to health care customers in 24 states. On September 30, 1998, the Company entered into an exchange agreement with BSD Healthcare Industries, Inc. and its wholly owned subsidiary ("BSD") and People First L.L.C. (PF). BSD operates a respiratory therapy and respiratory therapy management business and PF is in the process of becoming an employee leasing company.

         On June 29, 1998, the Company completed the sale of all the issued and outstanding common stock, or 1,000 shares (the "LPS Shares") of LPS to American Group, Inc., a Nevada corporation ("American"). As consideration for the LPS Shares, American transferred to the Company: (i) 75,000 shares of the Company's Series F Preferred Stock held by American; and (ii) 1,200,000 shares of the common stock of American. Pursuant to the terms of the agreement between the Company and American which set forth the terms of the sale, the Company may at its option invest up to $500,000 in American for the purpose of financing the operations of LPS. The transaction was effective as of May 29, 1998.

         See Item 7. Financial Statements for financial information relating to the above transactions.

Manufacturing Division

         The Manufacturing Division of the Company, as of June 30, 1998 comprises all of the Company's operations which consist of IFR and its IFR Contract Services and MRO divisions, and Federal Supply. For the fiscal year ended June 30, 1998, the Manufacturing Division accounted for approximately 94% of the Company's revenues on a consolidated basis.

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

        IFR provides machining, welding, specialty design and fabrication for custom applications to clientele from various industries including wood, lumber and paper, steel mills, stone and asphalt companies, utilities, excavation contractors, reclamation operations, electronic and automobile manufacturers, coal mining applications and bottling facilities.

         IFR is also an authorized distributor for a variety of component products, including engineering and roller chain, conveyor pulleys and idlers, gear and motor drives, bearings and industrial v-belts from manufacturers such as Webster Chain, Allied-Locke-Moline, Precision Inc., Superior Idlers, Eurodrvie and Dunlop. IFR's business and services are marketed through its five sales representatives. IFR's primary distribution methods include common carrier, company owned vehicles and recognized package services such as UPS and Federal Express. A significant portion of IFR's business is generated from its long standing relationships with clients within the 150 mile radius of Knoxville, Tennessee including Coca-Cola Co., Pepsico, Kimberly-Clark Corp., American Limestone, Florida Steel Corp., Vulcan Materials Co., Dixie Cement, Blue Diamond Coal, TRW-Koyo and Westinghouse. While IFR maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, IFR has no long term agreements with any supplier. While there can be no assurances, in the event IFR should be unable to obtain component products from one or more existing supplier, management of the Company does not foresee any difficulty in locating one or more alternative suppliers at competitive prices for the component products used by IFR. No single client accounted for more than 5% of IFR's annual revenues for the fiscal year ended June 30, 1998. Although IFR does not maintain long term contracts with its customers, and while there can be no assurances, management of the Company does not anticipate the loss of any one customer would have a material adverse effect on the business and operations of the IFR.

         MRO is an industrial supply house representing several lines of power transmissions products, such as gear boxes, bearings and couplings, including lines from Falk, Goodman Material Handling Components and Leeson Electric, together with a variety of other chain, bearing and idler distributors handling components which are commonly used in industrial manufacturing and operating facilities. While MRO maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, MRO has no long term agreements with any supplier. While there can be no assurances, in the event MRO should be unable to continue its distribution agreements with one or more existing suppliers, management of the Company does not foresee any difficulty in locating one or more alternative lines at competitive prices for distribution by MRO.

         MRO's products are marketed by its sales staff to both value-added manufacturers as well as direct end users. MRO's primary distribution methods include customer pick-up, common carrier, company-owned vehicles and recognized package services such as UPS and Federal Express. For the fiscal year ended June 30, 1998, management completed the restructuring of this subsidiary, through the full integration of its Cleveland, Tennessee based facility into the existing IFR facilities in Knoxville, Tennessee. This has enabled the Company to reduce overhead, improve operating efficiencies, and better promote cross selling opportunities.

         IFR Contract Services division of IFR provides highly skilled contract labor to two of IFR's customers. These two clients represent 100% of its revenues. The loss of one of these two clients could have a material adverse effect on the business and operations of IFR Contract Services until replacement clients could be secured, of which there can be no assurances.

      Federal is a fabricator and distributor of custom-designed fire sprinkler systems and components for use in both commercial and residential application. Its present customer base is located in South Florida.

         Federal's principal products include pipe, valves, screwed and grooved fittings, sprinkler head and hanger materials from manufacturers such as Bull Moose Tube, Northwest Pipe, American Tube Victaulic, Ward Manufacturing, Reliable Sprinkler Corp. and Globe Manufacturing. While Federal maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, Federal has no long term agreements with any suppliers. While there can be no assurances, in the event Federal should be unable to continue its distribution agreements with one or more existing supplier, management of the Company does not foresee any difficulty in locating one or more alternative lines at competitive prices for distribution by Federal. Federal's fabrication services include stocklisting, welding, grooving, threading and hanger fabrication. Federal's products and services are marketed to contractors and installers by its sales staff. Federal's primary methods of distribution include common carrier, company-owned vehicles and recognized package services such as UPS and Federal Express. For the fiscal year ended June 30, 1998, Federal has no long term contracts with any of its customers.

         Competition

         While IFR competes with numerous fabricators in the East Tennessee area, management of IFR believes it has limited direct competition as a result of the comprehensive nature of its services. Within the 150 mile radius of its client base, IFR is one of a select few fabricators which offers a full bevy of services from concept and design to engineering and prototype to custom systems. There can be no assurances, however, that IFR in fact will maintain a competitive advantage or that if such competitive advantage exists, IFR will be able to retain this advantage in the future. MRO competes with a wide variety of industrial supply houses, the majority of which are larger, have a longer history of operations and greater resources. There are no assurances MRO will be able to effectively compete in its market. Federal competes with a variety of suppliers and manufacturers of fire sprinkler systems, many of which have a longer operating history and greater resources than Federal. There can be no assurances that Federal will be able to effectively compete in its market.

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

Staffing Division

         The Staffing Division was comprised of OIS and AIM. For the year ended June 30, 1998, the Staffing Division accounted for approximately 6% of the Company's revenues on a consolidated basis. On April 14, 1998 the Company completed the sale of the assets of AIM to Global Industrial Services. During fiscal 1998, OIS was restructured into the operations of IFR Contract Services under the Manufacturing division to improve customer service and operating efficiencies as the two customers of OIS are also clients of IFR for its fabrication and repair services. For fiscal year 1999, the Company will no longer maintain a separate staffing division.

Consumer Products Division

         The Consumer Products Division was comprised of NHP, PTP and LPS. For the fiscal year ended June 30, 1998, the Consumer Products Division had no revenue on a consolidated basis. LPS had $1,720,000 of revenue included in discontinued operations.

         As previously discussed, during fiscal 1998, the Company suspended operations in its NHP and PTP subsidiaries.(see Item 1) On June 29, 1998,the Company completed the sale of all the issued and outstanding common stock, or 1,000 shares (the "LPS Shares") of LPS to American Group, Inc., a Nevada corporation ("American"). For Fiscal 1999, the Company will no longer maintain a separate consumer products division.

Employees

         As of June 30, 1998, the Company had approximately 74 employees, all of whom were full time.


 Item 2. Description of Property

         The Company maintains its principal executive offices in Boca Raton, Florida of approximately 1,000 square feet of commercial office space with an unaffiliated third party on a month to month basis. The Company's OIS Division leases facilities,in East Tennessee. OIS leases 500 square feet of office space on a month to month basis for $350 per month from an unaffiliated third party. Federal leases an aggregate of approximately 38,500 square feet of office/warehouse space in Pompano Beach, Florida from unaffiliated third parties under leases expiring on September 30, 2001 for an aggregate annual rental of approximately $176,000. Federal subleases an aggregate of 12,000 square feet to an unaffiliated third party under a sublease expiring on September 23, 1999 which provides aggregate rental payments to Federal of approximately $56,400.

         Prior to its acquisition by the Company, IFR's principal offices were located in a 13,500 square foot office/industrial building in Knoxville, Tennessee which was leased by IFR from Mr. Gann, IFR's President and then sole shareholder, on an annual basis at a monthly rental of $3,400. Following the Company's acquisition of IFR, IFR continues to lease this space from Mr. Gann. In June 1995 the Company, through a wholly-owned subsidiary Workforce Properties Corp., acquired fee simple title to a 35,000 square foot office/industrial building in Knoxville, Tennessee from an unrelated third party.

         This building was encumbered by an existing first mortgage in the original principal amount of approximately $585,000, with interest at 7 3/4% over the 110 month term which commenced in June 1993. The first mortgage provided for an initial monthly payment of $4,800 with a monthly increase of 0.377% during the term of the mortgage and no pre-payment penalty. The mortgage will be satisfied in full upon the timely payment of all 110 monthly payments. The Company assumed the existing first mortgage on the building, with a remaining principal balance of approximately $390,000 pursuant to the original terms and conditions of the first mortgage.


         In connection with the purchase of the building, the Company assumed certain obligations to pay past due city and county real estate taxes due on the property. Prior to such assumption, the Company negotiated an arrangement with the City of Knoxville for the payment of the past due taxes, which approximated $110,000 in the aggregate for the years 1990 through 1997, over a period of 36 months by making monthly installments of $2,000 with a balloon due at the end of the term. The Company also assumed a similar arrangement the prior owner of the property had negotiated with Knox County for the payment of past due taxes, which approximated $44,000 for the years 1994 through 1997, over a period of 36 months by making monthly installments of $1,684.

         The building, which is in good condition, is sufficient for the Company's present needs and management of the Company believes it is adequately covered by insurance. All of the leased locations are presently sufficient for the required purposes and should the Company wish to relocate any office in the future, management does not believe it would experience any difficulty in locating and securing alternative office space at a reasonable rate.

         The Company has executed a five year exclusive lease, which is renewable at the option of the Company for an additional five year term, with an unaffiliated third party which permits the Company to excavate whatever quantities of the minerals which are the component of Mr. Food's Allo-Fresh as it deems necessary for an annual base fee of $30,000 for the first 1,000 tons.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.
                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         On August 26, 1994 the Company's Common Stock began trading on the OTC Bulletin Board under the symbol WFSC. Prior to such date, there had been no market for the Company's Common Stock; thereafter, there has been limited trading. On April 4, 1997, simultaneous with the one for four stock split of the Company's Common Stock, the Common Stock began trading under the symbol "WFSY." On November 12, 1997 the Company's common stock began trading on the NASDAQ SmallCap Market (TM) under the symbol "COVN."The following table sets forth the average of the high and low bid prices of the Company's Common Stock as reported on the OTC Bulletin Board for each quarter from June 30, 1996 through November 11, 1997. The quotations provided from November 12, 1997 through June 30, 1998 are as reported on The Nasdaq SmallCap Market(TM), All prices are adjusted to give effect to the stock split. The following quotations through November 11, 1997, are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    High Bid       Low Bid
July 1, 1996 through September 30, 1996              $21.12         $19.84

October 1, 1996 through December 31, 1996            $16.56         $15.40

January 1, 1997 through March 31, 1997               $11.20         $10.44

April 1, 1997 through June 30, 1997                  $ 4.81         $ 4.54

July 1, 1997 through September 30, 1997              $ 4.85         $ 4.54

October 1, 1997 through November 11, 1997            $ 5.00         $ 3.5625

November 12, 1997 through December 31, 1997          $ 7.4325       $ 4.00

January 1, 1998 through March 31, 1998               $ 5.5625       $ 3.3125

April 1, 1998 through June 30, 1998                  $ 6.5625       $ 4.00


         On August 31, 1998, the closing bid price for the Common Stock as reported on the The Nasdaq SmallCap Market(TM) was $ 1.3125. As of August 31, 1998, the approximate number of record holders of the Company's Common Stock was
158. Management of the Company, however, believes there to be in excess of 1,000 beneficial holders of the Company's Common Stock.

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

         The Company, as of August 31, 1998 has issued and outstanding 30 shares of Series A Preferred, 30,000 shares of Series C Preferred Stock, 115,000 shares of Series E Cumulative Non-Participating Preferred Stock, and 1,250 shares of a series of 5% convertible preferred The Series F Cumulative Non-Participating Preferred Stock was retired on June 29, 1998. The Series A Preferred does not pay any dividends; the Series C Preferred Stock does not pay any dividends except at the discretion of the Board of Directors. The Board of Directors does not intend to declare any dividends on the Series C Preferred Stock. The Series E Cumulative Non-Participating Preferred Stock pays annual dividends of $77,000. The Series F Cumulative Non-Paricipating Preferred Stock paid annual dividends of $55,000 prior to its retirement on May 31, 1998. The 1,250 shares of a 5% convertible preferred pays $50 per share per annum in either stock or cash at the Company's option. See Item 12. Certain Relationships and Related Transactions.

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


Results of Operations

Year ended June 30, 1998 as compared to year ended June 30, 1997

During the year ended June 30, 1998 consolidated revenues increased $3,216,695 or approximately 69.1% from the year ended June 30, 1997. This increase is attributable to (i) an increase in revenues generated by the Company's Manufacturing Division, and (ii) a full year of revenues from Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal") which were acquired by the Company during the last quarter of fiscal 1997.

Gross profit margins as a percentage of revenues for the year ended June 30, 1998 decreased approximately 7% from the comparable year in fiscal 1997. The Company's gross profit percentage decreased from the prior year due to the impact of Federal on the consolidated group. Historically, Federal has experienced lower profit margins than the Companys other subsidiaries in the comparable year. Such reduced gross profit margins have adversely effected the overall profitability of the Company. Management of the Company anticipates the gross profit margins reported by Federal as a result of the nature of its business will be stable for the forseeable future.

         Operating expenses increased approximately 100.6% for the year ended June 30, 1998 from the year ended June 30, 1997 primarily as a result of increased selling, general and administrative expenses ("SG&A") and marketing and public relation services, (paid for with the Company's common stock). SG&A, on a consolidated basis increased approximately 88.9% during the year ended June 30, 1998 from the year ended June 30, 1997 as a result of the addition of SG&A expenses attributable to the inclusion of Federal (approximately $500,000) which was not part of the consolidated group in the prior period, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization and professional fees related to current and future expansion of the Company's operations of approximately $4,567,000. SG&A as a percentage of revenue increased to 38% for the year ended June 30, 1998 from 34% for the year ended June 30, 1997.

         The Company reported a net loss of $8,977,895 for the year ended June 30, 1998 as compared to a net loss of $2,894,751 for the year ended June 30, 1997. Approximately $6,327,000 of the net loss is attributable to non-cash items, including depreciation and amortization of approximately $402,000, approximately $654,000 of goodwill write down related to Federal Supply, approximately $390,000 of costs associated with certain professional fees, and approximately $3,852,000 of charges related to common stock issued in connection with various acquisitions that have been expensed due to the disposition of the acquired company or the acquired company can no longer justify the carrying value of the capitalized costs. The remaining portion of the net loss is mainly attributable to operating losses at Federal (approximately $200,000).

Manufacturing Division

         The manufacuring division of the Company at June 30, 1998 comprises all of the Company's operations which consist of IFR and its IFR Contract Services and MRO divisions, and Federal Supply.

         For the year ended June 30, 1998 the Manufacturing Division reported an increase in revenues of approximately 104.3% from the year ended June 30, 1997. This increase is attributable to (i) revenues from Federal for a full year, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) the internal realignment of one of the Company's subsidiaries, Outside Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported a loss from operations of approximately $662,000 for the year ended June 30,1998 and $115,000 for the year ended June 30, 1997.

Staffing Division

         For the year June 30, 1998 the Staffing Division reported a decrease in revenues of approximately 48.3% from the year ended June 30, 1997. The Staffing Division reported a loss from operations of approximately $101,000 for the year ended June 30, 1998 which is attributable to a concentration of revenues generated from lower margin accounts. The Staffing Division reported a loss from operations of approximately $168,000 for the year ended June 30, 1997.

         During the year ended June 30, 1998 the Company undertook an internal realignment of one of its subsidiaries. OIS, a staffing company which provides personnel with specialty skills, such as transportation operation and equipment maintenance, was realigned to fall within the Manufacturing Division, leaving American Industrial Management, Inc. ("AIM") as the sole component of the Staffing Division. On April 14, 1998 the Company completed the sale of the assets of AIM to Global Industrial Services. As a result of the specialized nature of the services provided by OIS, coupled with the synergistic customer base of IFR and OIS, management of the Company undertook such realignment to both increase the operating efficiency of OIS as well as to provide better service to its customers.

Consumer Products Division

         There were no revenues for the Consumer Products Division for year ended June 30, 1998, versus $55,720 the year ended June 30, 1997. The Consumer Products Division reported a loss from discontinued operations of approximately $2,164,099 for the year ended June 30, 1998. The loss related to (i) LPS, which the Company sold effective May, 1998, and (ii) the write down of obsolete inventory in the Company's remaining inactive consumer products companies. The Consumer Products Division reported a loss from operations of approximately $271,000 for the year ended June 30, 1997.

Liquidity and Capital Resources

         The Company's working capital at June 30, 1998 was $134,059 versus $1,317,699 at June 30, 1997. The decrease in working capital is attributable primarily to a decrease in inventory. The Company does not presently anticipate any significant capital expenditures in order to pursue the Company's plan of operations for fiscal 1999, consisting of its normal business operations.

         On January 16, 1998 the Company completed a private placement of 1,250 shares of 5% Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds of $1,250,000. The Company has filed a proxy statement for a special meeting of shareholders at which the conversion terms of the additional 1,250 shares 5% Convertible Preferred Stock will be submitted for approval by the Company's shareholders; however, as of the date hereof, the date of the special meeting of shareholders has not been set. Readers are encouraged to carefully review the preliminary proxy statement currently on file with the Securities and Exchange Commission for a complete description of the private placement and the conversion terms of the 5% Convertible Preferred Stock. The funds received to date from the private placement and the additional funds to be received upon the second closing, will be sufficient to provide for the Company's working capital needs during the next 12 months based upon its current plan of operations. In the event, however, the Company's shareholders do not approve the conversion terms of the additional 1,250 shares of 5% Convertible Preferred Stock, or the Company should expand its plan of operations for the next 12 months, the Company will be required to raise additional working capital to fund it plan of operations for the balance of fiscal 1999. As of the date hereof, the Company has not identified any alternative sources of working capital. Additionally, a substantial portion (approximately $2,170,000) of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement. The Company also borrowed funds from its president. See footnote #20 to the financial statements.

         The Company has been and continues to be in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company has modified certain systems to be Year 2000 compliant. The Company does not expect that the cost to modify its information technology infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be compliant. The Company does not currently have information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Item 7. Financial Statements

         The Company's financial statements are contained in pages F-1 through F-22 as follows.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Coventry Industries Corp.

We have audited the accompanying consolidated balance sheet of Coventry Industries Corp. as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit. We did not audit the financial statements of Industrial Fabrication & Repair, Inc., and Workforce Properties Corp., wholly owned subsidiaries, which statements reflect total assets of fifty-two percent (52 %) as of June 30, 1998 and total revenues of forty-one percent (41%) for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Industrial Fabrication & Repair. Inc. and Workforce Properties Corp. , is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Coventry Industries Corp. as of June 30, 1998, and the results of its operations and its cash flows for the year ended June 30, 1998 in conformity with generally accepted accounting principles.




Sweeney, Gates & Co.
Fort Lauderdale, Florida




September 28, 1998

                          Independent Auditors' Report



To the Board of Directors and Stockholders of Coventry Industries Corp.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year then ended June 30, 1997, of Coventry Industries Corp. (formerly Workforce Systems Corp.) and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Coventry Industries Corp. and subsidiaries at June 30, 1997, and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


BDO Seidman, LLP

Miami, Florida
October 7, 1997

                           COVENTRY INDUSTRIES CORP.
                           Consolidated Balance Sheet
                                 June 30, 1998

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                           $   52,188
 Accounts receivable, less $50,000 allowance for doubtful accounts    1,196,993
 Inventory                                                            1,071,140
 Prepaid consulting fees                                                141,667
 Other prepaid expenses                                                  56,588
                                                                     ----------
   Total Current assets                                               2,518,576
                                                                     ----------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                   156,502
 Building and improvements                                            1,439,889
 Machinery and equipment                                              1,570,972
 Autos and trucks                                                       166,712
 Accumulated depreciation                                              (571,408)
                                                                     ----------
   Total property, plant and equipment                                2,762,667
                                                                     ----------

OTHER ASSETS:
 Goodwill, net                                                        1,391,724
 Prepaid consulting fees                                                354,232
 Fabrication supplies                                                   333,307
 Deposits                                                                14,614
                                                                     ----------
                                                                     $7,375,120
                                                                     ==========

   The accompanying Notes are an integral part of these Financial Statements.

                            COVENTRY INDUSTRIES CORP.
                           Consolidated Balance Sheet
                                  June 30, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturites of long-term debt                               $  322,655
  Factoring line of credit                                             335,902
  Trade accounts payable                                             1,093,270
  Accrued expenses                                                     432,970
  Preferred stock dividend payable                                      47,896
  Note payable - former shareholder                                    151,824
                                                                   -----------
      Total Current Liabilities                                      2,384,517
                                                                   -----------


LONG TERM DEBT, LESS CURRENT PORTION                                   395,325
                                                                   -----------

STOCKHOLDERS' EQUITY:
  Series A Preferred stock, $.001 par value, 30 shares
      authorized, issued and outstanding                                     -
  Series C Preferred stock, $.001 par value, 30,000 shares
      authorized, issued and outstanding                                    30
  Series E Preferred stock, $.001 par value, 115,000 shares
      authorized, issued and outstanding                                   115
  5% Convertible preferred stock, $.001 par value, 2,500 shares
      authorized, 1,14250 issued and outstanding                            1
  Common Stock, $.001 par value, 25,000,000 shares
      authorized, 3,032,797 shares issued and outstanding                3,033
  Additional paid in capital                                        21,398,987
  Stock to be earned                                                (1,416,667)
  Prepaid media spots                                                 (500,000)
  Deferred compensation                                               (394,625)
  Accumulated deficit                                              (14,495,596)
                                                                   -----------
      Total Stockholders' Equity                                     4,595,278
                                                                   -----------
                                                                   $ 7,375,120
                                                                   ===========

   The accompanying Notes are an integral part of these Financial Statements.

                           COVENTRY INDUSTRIES CORP.
                     Consolidated Statements of Operations



                                           Year Ended               Year Ended
                                         June 30, 1998            June 30, 1997
                                         -------------            -------------
Revenues                                  $ 7,869,981              $ 4,653,286

Cost of revenues                            6,532,924                3,518,500
                                          -----------              -----------
     Gross profit                           1,337,057                1,134,786

Operating expenses:
   Selling, general and
    administrative expenses                 2,828,016                1,573,559
   Marketing and public relations           3,710,714                  464,596
   Depreciation and amortization              402,268                  282,398
   Professional fees                          454,560                  308,996
   Startup expenses                                --                1,357,899
                                          -----------              -----------
Total operating expenses                    7,395,558                3,987,448
                                          -----------              -----------

Loss from operations                       (6,058,501)              (2,852,662)


Other expenses:
   Loss on sale of subsidiaries                66,246                       --
   Interest                                   216,061                   65,488
   Impairment of goodwill                     655,738                       --
   Acquisition expenses                            --                  110,000
                                          -----------              -----------
Total other expenses                          936,045                  175,488
                                          -----------              -----------
Loss before income taxes and
  discontinued operations                  (6,994,546)              (3,028,150)
Income tax benefit                           (180,750)                (133,399)
                                          -----------              -----------
Loss before discontinued operations        (6,813,796)              (2,894,751
Discontinued operations                    (2,164,099)                      --
                                          -----------              -----------
Net loss                                   (8,977,895)              (2,894,751

Dividends paid                               (114,834)                      --
                                          -----------              -----------
Net loss available to common
  shareholders                            $(9,092,729)             $(2,894,751)
                                          ===========              ===========
Loss per share of common stock:
   Loss from continuing operations        $     (2.64)             $     (3.58)
   Loss from discontinued operations            (0.82)                      --
                                          -----------              -----------
   Net loss per common share              $     (3.46)             $     (3.58)
                                          ===========              ===========

Weighted average shares outstanding         2,629,148                  808,421
                                          ===========              ===========

   The accompanying Notes are an integral part of these Financial Statements.

                            COVENTRY INDUSTRIES CORP.
                 Consolidated Statements of Stockholders' Equity
                   for the years ended June 30, 1998 and 1997


                                                                                   Preferred stock
                                                            Series A                 Series C                   Series D
                                                       Shares      Amount      Shares         Amount     Shares          Amount
                                                       ------------------      ----------------------    ----------------------

Balance July 1, 1997                                        30     $             30,000       $   30                 $

Preferred stock issued in connection
     with the acquisition of LPS
Common stock issued in connection
     with the acquisition of LPS
Preferred stock cancelled in connection
      with disposition of LPS
Common stock issued in connection
      with disposition of LPS
Common Stock issued in connection with
    compensation to consultants and employees
Preferred stock issued in connection with
     conversion of notes payable
Preferred stock issued
Repurchase of common stock
Preferred stock dividends
Net loss for the year ended June 30, 1998

                                                     ---------     ------      --------       ------        ------   ---------
Balance June 30, 1998                                       30     $    0        30,000       $   30             0   $       0
                                                     =========     ======      ========       ======        ======   =========


                                                                              Additional       Stock         Prepaid     Deferred
                                                          Common stock         Paid-In         to be          Media    Compensation
                                                       Shares      Amount      Capital        Earned          Spots      Expense
                                                     --------------------    ----------       -------        ------    ------------

Balance July 1, 1997                                 1,952,934     $1,953   $12,567,700    $(1,416,667)    $(500,000)  $

Preferred stock issued in connection
     with the acquisition of LPS
Common stock issued in connection
     with the acquisition of LPS                       360,900        361     1,831,743
Preferred stock cancelled in connection
      with disposition of LPS
Common stock issued in connection
      with disposition of LPS                          245,000        245     1,274,755
Common Stock issued in connection with
    compensation to consultants and employees          778,854        779     3,690,638                                 (394,625)
Preferred stock issued in connection with
     conversion of notes payable                                              1,149,904
Preferred stock issued                                                        1,074,999
Repurchase of common stock                            (304,891)      (305)      (75,918)
Preferred stock dividends                                                      (114,834)
Net loss for the year ended June 30, 1998
                                                     ---------     ------   -----------    -----------     ---------   ---------
Balance June 30, 1998                                3,032,797     $3,033   $21,398,987    $(1,416,667)    $(500,000)  $(394,625)
                                                     =========     ======   ===========    ===========     =========   =========


                               (RESTUBBED TABLE)



                                                         Series E                      Series F                  Convertible
                                                   Shares        Amount         Shares         Amount       Shares         Amount
                                                   --------------------         ---------------------       -----------------------

Balance July 1, 1997                                              $                             $                           $

Preferred stock issued in connection
     with the acquisition of LPS                                                75,000            75
Common stock issued in connection
     with the acquisition of LPS
Preferred stock cancelled in connection
      with disposition of LPS                                                  (75,000)          (75)
Common stock issued in connection
      with disposition of LPS
Common Stock issued in connection with
    compensation to consultants and employees
Preferred stock issued in connection with
     conversion of notes payable                        115,000          115
Preferred stock issued                                                                                       1,250             1
Repurchase of common stock
Preferred stock dividends
Net loss for the year ended June 30, 1998
                                                        -------     --------    ------      --------        ------         -----
Balance June 30, 1998                                   115,000     $    115         0      $      0         1,250          $  1
                                                        =======     ========    ======      ========        ======         =====


                                                                          Total
                                                    Accumulated       Stockholders'
                                                      Deficit            Equity
                                                    ------------      -----------

Balance July 1, 1997                                $(5,517,701)      $5,135,315

Preferred stock issued in connection
     with the acquisition of LPS                                              75
Common stock issued in connection
     with the acquisition of LPS                                       1,832,104
Preferred stock cancelled in connection
      with disposition of LPS                                                (75)
Common stock issued in connection
      with disposition of LPS                                          1,275,000
Common Stock issued in connection with
    compensation to consultants and employees                          3,296,792
Preferred stock issued in connection with
     conversion of notes payable                                       1,150,019
Preferred stock issued                                                 1,075,000
Repurchase of common stock                                               (76,223)
Preferred stock dividends                                               (114,834)
Net loss for the year ended June 30, 1998            (8,977,895)      (8,977,895)
                                                   ------------       ----------
Balance June 30, 1998                              $(14,495,596)      $4,595,278
                                                   ============       ==========

   The accompanying Notes are an integral part of these Financial Statements.


                                                       Coventry Industries Corp.

                                                             Consolidated Statements of Stockholders' Equity
---------------------------------------------------------------------------------------------------------------


Year ended June 30,1997
- ----------------------------------------------------------------------------------------------------------------

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
================================================================================================================



Year ended June 30,1997 (Continued)
- ----------------------------------------------------------------------------------------------
                                                Stock    Prepaid                      Total
                                  Paid-in       to be     Media      Accumulated   Stockholders'
                                  Capital      Earned     Spots        Deficit        Equity
- ----------------------------------------------------------------------------------------------
Balance June 30, 1996          $ 8,570,809        -     ($500,000)  $ (2,622,950)   $ 5,449,512

  Sale of common stock
  (Note 13)                         99,992        -                         -          100,000
  Common stock issued in
  connection with acquisition
  of FSI (Note 4)                  422,668        -                         -          422,813
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees
  (Note 13)                        780,581        -                         -          780,653
  Options granted in
  connection with consulting
  services                       2,180,455 $(1,416,667)                     -          763,788
  (Note 13)
  Options exercised (Note 13)      512,795        -                         -          513,300
  Conversion of convertible
  preferred stock (Note 12)            400        -                         -              -
  Net Loss                            -           -                   (2,894,751)   (2,894,751)
- ----------------------------------------------------------------------------------------------

Balance June 30, 1997          $12,567,700 $(1,416,667) ($500,000)     (5,517,701)  $ 5,135,315
================================================================================================

   The accompanying Notes are an integral part of these Financial Statements.

                            COVENTRY INDUSTRIES CORP.
                      Consolidated Statements of Cash Flows



                                                                      Year Ended        Year Ended
                                                                    June 30, 1998       June 30, 1997
                                                                    -------------       -------------
OPERATING ACTIVITIES:
      Net loss                                                    $(8,977,895)         $(2,894,751)
      Adjustments to reconcile net loss to
        net cash (used) by operating activities
          Depreciation                                                249,289              191,206
          Amortization                                                152,979               91,192
          Provision for doubtful accounts                              50,000              246,013
          Inventory valuation write-off                               477,052              359,610
          Goodwill write-off                                          653,738                    -
          Loss on disposal                                            483,746                    -
          Issuance of common stock and options granted
              for services                                          3,401,630              871,521
          Issuance of common stock for LPS transaction              1,576,854                    -
          Changes in assets and liabilities, net of businesses
               acquired
          (Increase) decrease in:
            Trade account receivable                                 (229,044)            (112,076)
            Inventory                                                   6,736             (302,111)
            Other current assets                                      556,661              165,461
            Other assets                                              190,733              (28,330)
          Increase (decrease) in:
            Accounts payable                                          177,640              275,823
            Accrued expenses and preferred stock dividend payable     (54,086)             197,599
            Income taxes payable                                            -              (73,329)
            Deferred income tax liability                            (130,000)             (60,541)
                                                                  -----------          -----------

Net Cash (Used) by Operating Activities                            (1,413,967)          (1,072,713)

INVESTING ACTIVITIES:
      Purchase of property and equipment                             (100,471)            (249,634)
      Investment in Apollo                                            (18,000)                   -
      Investment in LPS                                              (462,500)                   -
                                                                  -----------          -----------

Net Cash Used by Investing Activities                                (580,971)            (249,634)

FINANCING ACTIVITIES:
      Net proceeds from factoring line of credit                      (62,956)             121,883
      Proceeds from note payable - related party                        9,093               10,064
      Payments on note payable - stockholder                                -             (118,131)
      Payments on long term debt                                     (212,488)            (261,583)
      Proceeds from long term debt                                    120,905              353,648
      Dividends paid                                                  (66,938)                   -
      Proceeds from sale of common stock and
        exercise of stock options                                   1,924,189              613,300
                                                                  -----------          -----------

Net Cash Provided by Financing Activities                           1,711,805              719,181
                                                                  -----------          -----------

Decrease in Cash and Cash Equivalents                                (283,133)            (603,166)

Cash and Cash Equivalents, Beginning of Period                        335,321              938,487
                                                                  -----------          -----------

Cash and Cash Equivalents, End of Period                          $    52,188          $   335,321
                                                                  ===========          ===========

   The accompanying Notes are an integral part of these Financial Statements.

                            COVENTRY INDUSTRIES CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 1.       SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Coventry Industries Corp. and subsidiaries (the "Company"), formerly known as Workforce Systems Corp., operates two lines of business, manufacturing and staffing. The Company through its Tennessee subsidiary, Industrial Fabrication & Repair, Inc. ("IFR"), provides specialized fabrication, machining and design of maintenance and production equipment, and supplies specialized labor services on a contract basis. The Company's customers are primarily manufacturing companies. The Company through its Florida subsidiary, Federal Supply, Inc. ("FSI"), fabricates fire protection products. The Company's customers are primarily contractors.

Both subsidiaries perform ongoing credit evaluations of their customers' financial condition and extend credit to their customers based upon their evaluations. If creditworthiness is questionable, merchandise is shipped COD. The allowance for doubtful accounts is based upon the expected collection of accounts receivable.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories - Inventories are stated at lower of cost or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Cost of production equipment held for resale is determined on a specific identification basis. When equipment is purchased in lots, the individual parts are expensed at a predetermined percentage of the sales price until the cost of the lot is recovered. Costs to repair, inspect and/or modify the parts held for resale are charged to the specific part when incurred.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method as follows:

         Building and improvements                      20 years
         Machinery and equipment                   5 to 15 years
         Autos and trucks                                5 years

                            COVENTRY INDUSTRIES CORP.

Goodwill - The excess of the cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 20 years. The Company evaluates the carrying value of this asset whenever events or circumstances indicate that the carrying amount of the long-lived assets may not be recoverable.

Income Tax - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition - Revenue from product sales is recognized at the time of shipment. Staffing revenue is recognized when the related payroll costs are incurred.

Loss per Share - The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), for its fiscal year ended June 30, 1998. FAS 128 requires presentation of basic and diluted earnings or loss per share. The Company has potentially dilutive shares, however, because the Company has a loss, the potentially dilutive shares are deemed anti-dilutive and only the basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.

Stock-Based Compensation - The Company accounts for stock-based awards using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation cost has been recognized for its incentive based stock options. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard, No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Expense attributed to non-qualified stock options is expensed when granted.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Financial Instruments - The carrying amount of cash, accounts receivable, notes payable, accounts payable and accrued expenses approximates fair value at June 30, 1998.

Reclassifications - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                            COVENTRY INDUSTRIES CORP.

New Accounting Standard Not Yet Adopted - Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), supersedes, Financial Reporting for Segments of a Business Enterprise ("FAS 14"). FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

These new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative financial information for earlier years to be restated. The Company will adopt the above standards for its fiscal year ended June 30, 1999. Implementation is not expected to have a material effect on the financial statements.



 2.       OPERATIONS

The Company experienced a loss of approximately $8,978,000 in the year ended June 30, 1998 and has had difficulties meeting its obligations as they become due. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally obtaining financing, raising equity capital and generating profitable operations. Although a significant part of the 1998 loss was attributable to non-cash expenditures (generated by stock transactions), the Company still sustained losses from operations.

Management's plans in regard to these matters are to pursue other sources of capital and to acquire other operations. The Company has also borrowed funds from its President. See Note 20.

                            COVENTRY INDUSTRIES CORP.

 3.       ACQUISITIONS, SALES AND DISCONTINUED OPERATIONS

(a) On May 29, 1997, the Company acquired the common stock of Federal Supply, Inc. The purchase price consisted of 145,000 shares of the Company's common stock, valued at approximately $423,000 (80% of current market value), as well as approximately $56,000 in cash and the assumption of liabilities.

The transaction was recorded as follows:

         Fair value of assets acquired                  $ 1,311,921
         Excess cost over net assets acquired               971,036
         Cash paid and common stock issued in
              connection with acquisition                  (479,000)
                                                        -----------

         Liabilities assumed                            $ 1,803,957
                                                        ===========

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the year ended June 30, 1997, as if the acquisition had occurred on July 1, 1996:

         Revenue                                            $ 7,903,669
         Net loss                                            (3,370,633)
         Net loss per share                                       (3.70)

The unaudited proforma assumes the amortization of excess cost over fair value of net assets acquired over 20 years ($48,552 per year).


(b) On September 22, 1997, the Company acquired the common stock of LPS Acquisition Corp. ("LPS") for 270,000 shares of the Company's common stock, valued at $1,298,700 (current market value). The LPS shareholders were related parties to the Company.

On August 11, 1997, the LPS shareholders had purchased the net assets from Kedec, Inc. (debtor in procession) through the bankruptcy court for $190,000 and the assumption of $750,000 in debt, the $940,000 shown in the below schedule.

The transaction also included the assumption of the new company's liabilities, including the above mentioned $190,000. The $326,000 of additional liabilities assumed were fees to related parties.

                            COVENTRY INDUSTRIES CORP.

In addition, the Company issued an option (subsequently exercised) to purchase 90,900 shares of common stock at $1.75 per share, for a value of $278,154 (excess of market value over option price) to consultants as payment for fees. These fees have been expensed.

The transaction was recorded at the predecessor's cost (LPS) as follows:

         Fair value of assets acquired                          $    455,000
         Excess cost over net assets acquired by
              LPS shareholders (purchased goodwill)                  485,000
                                                                     940,000
         Fees to related parties                                     326,000
                                                                ------------
         Liabilities assumed                                    $  1,266,000
                                                                ============

         Market value of initial acquisition shares
              to LPS shareholders                               $  1,298,700
         Fees                                                        278,154
                                                                ------------
         Market value of stock issued                           $  1,576,854
                                                                ============

The following unaudited summary results of operations of LPS for the period September 1, 1997 to May 31, 1998 are as follows:

         Revenue                                     $ 1,729,928
         Net loss                                       (791,658)

Included in the net loss is the amortization of excess cost over fair value of net assets acquired over 20 years ($18,188 for fiscal year 1998).

In addition, in connection with the acquisition of LPS, on September 25, 1997, the Company issued $750,000 of preferred shares to the prior owner of Kedec, Inc., the predecessor company, for his assumption of notes payable to financial institutions. The Company issued 75,000 shares of Series F cumulative non-participating preferred stock with a stated capital of $10.00 per share. The Series F preferred shareholder received approximately $ 28,400 in annual dividends during fiscal year 1998. These shares were retired in connection with the disposition of LPS in May 1998.

                            COVENTRY INDUSTRIES CORP.

(c) On June 29, 1998 (effective for accounting purposes on May 31, 1998), the Company sold the stock of LPS to American Group, Inc. ("AGI") for 1,200,000 shares of AGI stock (23.8% of the outstanding shares), and the return and cancellation of 75,000 shares of the Company's Series F preferred stock. Included in the agreement the Company guaranteed a note payable for $125,000, and committed, at the Company's option, to invest $500,000 in AGI. Subsequent to year end, the Company completed lease negotiations on four leases for equipment with monthly rentals totaling approximately $6,275. The Company intends to transfer the leases to AGI. Since the Company has continuing involvement in AGI, and AGI has no other significant operations, no gain has been recorded. Due to losses during the period, the value of the equity is zero. The loss on discontinued operations is composed of the following:

         Excess liabilities over assets
              assumed by AGI                                $       530,413
         Fees to related parties                                   (326,000)
         Write off stock issued in transaction                   (1,576,854)
                                                            ---------------

         Loss on disposal                                        (1,372,441)

         Current year loss                                         (791,658)
                                                            ---------------

         Loss on discontinued operations                    $    (2,164,099)
                                                            ===============

Because the business was sold during the current fiscal year, the operations are shown on the consolidated financial statements as discontinued operations.

In summary, the net cash contribution for the above two transactions was zero.

(d) On September 1,1997, the Company acquired the common stock of Apollo Pipe and Valve, Inc. ("Apollo"). The purchase price consisted of $18,000 cash, a promise of 25,000 shares of the Company's common stock (which were not issued during the year), and a note payable for $82,000.

Apollo was operated by the Company for three months, and due to operating difficulties, operations ceased in January 1998. On July 27, 1998 subsequent to year-end the assets of Apollo were sold back to the original seller for a note receivable of $50,000. The Company also issued 6,250 shares of stock in lieu of the original purchase transaction 25,000 shares.

Proforma results of operations, as if the purchase had occurred on July 1,1997, would not have been materially different from historical results.

The Apollo transaction was accounted for by the purchase method, and accordingly, the results of operations of the acquired business has been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of the acquired entity. The sale of Apollo has been included on the accompanying Consolidated Statement of Operations as a loss on disposal of subsidiaries as if it had occurred on June 30, 1998.

                            COVENTRY INDUSTRIES CORP.

(e) On March 31, 1998, the Company sold the stock of American Industrial Management, Inc. ("AIM") for the assumption of approximately $100,000 of liabilities by the purchaser. AIM was a provider of industrial personnel for light manufacturing and assembly line operations and had been acquired in February 1996 for common stock of the Company.

Pro forma results of operations, as if the sale had occurred on July 1,1997, would not have been materially different from historical results.

The sale of AIM has been included on the accompanying Consolidated Statement of Operations as a loss on disposal of subsidiaries.


 4.       INVENTORY


Inventory as of June 30, 1998 consisted of the following:

         Finished goods                                      $    549,724
         Raw materials                                            521,416
                                                             ------------

         Total                                               $  1,071,140
                                                             ============

Non-current inventory of $333,307 is listed as fabrication supplies and other assets on the accompanying consolidated balance sheet. Included in cost of sales for the year ended June 30, 1998, is a write off of approximately $477,052 for obsolete inventory related to the inventory held in inactive subsidiaries.



 5.       PREPAID CONSULTING EXPENSES

In connection with a five year consulting agreement with an investment banking firm, the Company capitalized $531,316 in consulting expenses in fiscal 1997. The current portion at June 30, 1998, and 1997 was $141,667. The balance of prepaid consulting fees, $354,232, are included as a non-current asset at June 30,1998.

                            COVENTRY INDUSTRIES CORP.

 6.       GOODWILL

Goodwill as of June 30, 1998 consisted of the following:

         Goodwill                                               $1,655,629
              Less: Accumulated amortization                       263,905
                                                                ----------

                                                                $1,391,724
                                                                ==========

Amortization expense was $163,689 and $91,192, for the years ended June 30, 1998, and 1997, respectively.

At June 30, 1998, the Company reviewed a subidiary's goodwill for impairment and provided for a charge of $653,738.



 7.       Long-Term Debt

Long-term debt as of June 30, 1998 consisted of the following:

         First mortgage payable to individuals, interest at
              7.75%, principal and interest of $6,300 due monthly
              through July 2003, secured by land and building                                 $    275,910

         Notespayable to a bank and credit corporations, interest ranging from
              7.75% to 10.94%, principal and interest payments of $7,119 due monthly through May 2001, secured by
              automobiles and equipment                                                             45,963

         Demand note payable to a director and his wife,
              interest at 7.4%, unsecured                                                          125,000

         Capital leases payable, interest ranging from 9% to 20.1%, principal and interest payments of $10,565 due monthly through October 2002, secured by production, telephone
              and computer equipment                                                               271,107
                                                                                               -----------

                                                                                                   717,980

              Less current portion                                                                 322,655
                                                                                               -----------

                                                                                               $   395,325
                                                                                               ===========

                            COVENTRY INDUSTRIES CORP.

Maturities of long-term debt are as follows:

         Year ending June 30,

              1999                               $    322,655
              2000                                    161,783
              2001                                    115,983
              2002                                    109,241
              2003                                      8,318
                                                 ------------

                                                 $    717,980
                                                 ============

The following property, plant and equipment are included under capital leases:

         Machinery and equipment                 $    487,024
              Less accumulated depreciation            56,267
                                                 ------------

                                                 $    430,757
                                                 ============

Factoring Line of Credit

A subsidiary of the Company maintains a factoring agreement, based upon eligible accounts receivable, providing for up to $750,000 in a line of credit. Factoring fees are 2.77% of eligible receivables. Interest is at prime plus 3%. The advances are collateralized by all assets of the subsidiary. At June 30, 1998, approximately $414,098 was still available for borrowing. The Company paid $ 121,294 interest and charges during the year on the line.

Operating Leases

The Company leases office and warehouse space and office equipment under operating leases that expire at various times through fiscal year 2002. Rental expense under these operating leases for the years ended June 30, 1998 and 1997, was approximately $ 263,852 and $ 114,000, respectively. In addition, the Company leases land used in mineral excavation under an operating lease that expires in June 2001 with a five-year renewal option. Rental expense was $30,000 and $30,000 for the years ended June 30, 1998, and 1997, respectively.

Approximate minimum future lease payments under these operating leases at June 30, 1998, are as follows:

         Years ended June 30:

              1999                                            $    263,458
              2000                                                 266,209
              2001                                                 261,169
              2002                                                  37,938

                            COVENTRY INDUSTRIES CORP.

 8.       PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock, par value $.001 per share, issuable in such series and bearing such voting, dividend, conversion, liquidation and rights and preferences as the Board of Directors may determine.


(a)      Five Percent Convertible Preferred Stock

On January 16, 1998, the Company sold 1,750 shares of 5% convertible preferred stock (no series), par value $.001, to ProFutures Special Equities Fund, L.P. ("ProFutures"), an unaffiliated party, in a private transaction at $1,000 per share. The Company received $1,250,000 and issued 1,250 shares of the preferred stock. In connection with this transaction, the Company incurred $175,000 of expenses. See below as to the additional 500 shares.

The Company agreed to register the shares of common stock underlying the preferred shares. When the registration becomes effective, ProFutures has agreed to purchase an additional 750 shares of preferred stock at $1,000 per share. If the registration statement is not effective within 121 days from the closing date, the Company is subject to a penalty of 2% of the purchase price per month ($25,000) until the effective date of the registration.

The ability of ProFutures to convert the shares of preferred stock was limited to a conversion of 605,043 shares of common stock at June 30, 1998, being a maximum of 19.95% of the Company's currently issued and outstanding common stock, until such time as the Company's shareholders have approved the issuance of the registerable securities. Proceeds of $500,000 of the purchase price and a certificate for 500 shares of preferred stock were deposited in an escrow account pending such approval. On March 31, 1998, the Company and ProFutures agreed to extend the time allowed for registration to June 30, 1998, and in return ProFutures was granted 250,000 warrants to purchase the Company's common stock at $4.50 per share and all penalties due were waived.

As of June 30, 1998, the Company had not completed the registration and the $500,000 was returned to ProFutures and the 500 shares of preferred stock were returned to the Company. Penalties commenced on July 1, 1998. The Company plans to register the common stock and complete the transaction; however, there is no assurance that the issuance will gain shareholder approval. At June 30, 1998, dividends totaling $28,646 are due on the 5% convertible preferred stock.

                            COVENTRY INDUSTRIES CORP.

(b)       Series A

The designations, rights and preferences of the Series A Preferred Stock provide that the shares (i) have full voting rights, share for share, with the then outstanding common stock of the Company as well as any other series of preferred stock then outstanding, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at par value of $.001 per share, (iv) payment of dividends is at the sole discretion of the Company's Board of Directors, (v) are not transferable without the consent of the Company's Board of Directors and (vi) in the event of a liquidation or cessation of operations, carry a liquidation preference equal to par value, without interest, and are junior in interest to the Series B $5.00 Cumulative Convertible Preferred Stock of the Company then outstanding. For the fiscal year 1998 and 1997 no dividends were declared by the Company's Board of Directors.

 (c)      Series C

The designations, rights and preferences of the Series C Preferred Stock provide that the shares (i) have no voting rights, (ii) are not convertible into any other class of equity of the Company, (iii) are redeemable at any time at the Company's option at an amount equal to the prior year's annual dividend as previously set by action of the Company's Board of Directors, (iv) pay dividends at the sole discretion of the Company's Board of Directors, (v) are not transferable without the consent of the Company's Board of Directors and (vi) in the event of a liquidation or cessation of operations of the Company, carry a liquidation preference equal to par value, without interest, and are junior in interest to the Series B $5.00 Cumulative Convertible Preferred Stock of the Company then outstanding. For the fiscal year 1998 and 1997 no dividends were declared by the Company's Board of Directors.

 (d)      Series E

On October 7, 1997, the Company converted a note payable to stockholder to 115,000 shares of Series E cumulative non-participating preferred stock. The designations, rights and preferences of the Series E Preferred Stock provides that (i) holders shall receive annual dividends equal to $77,000, (ii) are entitled to full voting rights, share for share with any then outstanding common stock as well as with any other class or series of the Company having general voting power with the common stock concerning any matter being voted upon by the Company's stockholders, (iii) and are redeemable solely at the Company's option at a redemption price to be negotiated by the parties at the time of the redemption. At June 30, 1998 approximately $19,250 was due in dividends to the Series E shareholder.

                            COVENTRY INDUSTRIES CORP.

9.        COMMON STOCK

The Company resolved, for all issued and outstanding shares of common stock held by stockholders of record on April 3, 1997, shall be automatically combined at a rate of four to one. Any fractional shares as a result of this split were rounded up to the next whole share. The Company is currently authorized to issue 25,000,000 shares of common stock, par value $.001 per share. The components of stockholders' equity, all shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

During the year ended June 30, 1997, the Company issued 71,772 shares of common stock in connection with the compensation of certain consultants and employees. The total expense recorded in connection with these transactions amounted to approximately $781,000, based upon the market value at the date of issuance.

During April 1997, the Company entered into a five year agreement for consulting services. In connection therewith, the Company granted 500,000 stock options, exercisable at $1.00 per share. One third of the options were treated as a retainer for the services to be rendered over the term of the agreement and the remaining two thirds were considered to be transactional options, which serve as compensation due upon the consummation of acquisitions during the term of the agreement. The retainer options are to be earned equally over the term of the agreement. The transactional options are earned based on the acquisitions concluded during the term of the agreement. If the agreement is terminated prior to the termination date, or if no acquisitions occur, any unearned options will be returned to the Company.

The stock options were valued at approximately $2,125,000, the market value at the date of grant. In connection with this transaction, the Company recorded the retainer options as prepaid consulting fees totaling approximately $708,000 of which approximately $141,000 and $35,000 was expensed during the years ended June 30, 1998 and 1997, respectively. The remaining $1,417,000 ascribed to the transaction options were recorded as stock to be earned. The remaining balance is reflected in equity and will be amortized in the future.

During April 1997, the 500,000 options were exercised and the Company received $500,000.

In addition, during April 1997, the Company entered into a one-year agreement for consulting services. In connection with this agreement, the Company granted 25,000 stock options exercisable at $2.50 per share. The stock options were valued at approximately $55,000, the market value at the date of grant. In connection with this transaction, the Company recorded consulting fees totaling approximately $55,000. During April 1997, 5,118 options were exercised. At June 30, 1998, unexercised options totaled 19,882.

During October 1997, the Company repurchased 304,891 shares of common stock from the former majority shareholder for $76,223.

                            COVENTRY INDUSTRIES CORP.

During fiscal year 1998, the Company issued 605,900 shares of common stock valued at market totaling $2,851,854 in connection with an acquisition and to consultants in connection with the acquisitions of certain companies.

During July 1997, the Company entered into a six year consulting agreement to provide certain marketing services. As compensation for the services, the Company granted a one-year option to purchase 262,000 shares of common stock at $1.00 per share. The stock options were valued at $966,780, the excess of market over the excercise price at the date of grant.

During the year ended June 30, 1998, the Company issued options for 483,009 shares of common stock at prices ranging from $1.00 to $2.00 per share, in payment for marketing and consulting services. These options were valued at market and totaled $1,389,204. See Note 10.



 10.      STOCK OPTION PLAN

On October 17, 1997, the Company adopted the 1997 Stock Option Plan ("the Plan"). Officers, directors, employees, and consultants of the Company and its subsidiaries may be granted incentive stock options ("ISOs") and non-statutory options ("NSOs"), both with reload provisions. Consultants may only be granted NSOs. The Plan calls for up to 1,000,000 options to purchase 1,000,000 shares of common stock. The Plan terminates on October 16, 2007, unless extended by the Company. The option price per share shall be determined by the Board or the Stock Option Committee at the time any option is granted and shall not be less than (i) in the case of ISOs, the fair market value, (ii) in the case of an NSO, not less than the par value thereof, as determined by the Board or Stock Option Committee.

A summary of the employee incentive stock option activity under the 1997 Plan is as follows:

                                               Stock Options             Range            Weighted Average
                                               -------------             -----            ----------------
         Balance at July 1, 1997                          -                -                       -
         Granted                                    207,500         $4.00 to $5.00         $    4.50
         Exercised                                        -                -                       -
         Cancelled                                        -                -                       -
                                                -----------                                ---------
         Balance at June 30, 1998                   207,500         $4.00 to $5.00         $    4.50
                                                ===========                                =========


                            COVENTRY INDUSTRIES CORP.

A summary of the non-statutory stock option activity under the 1997 Plan is as follows:

                                               Stock Options             Range            Weighted Average
                                               -------------             -----            ----------------
         Balance at July 1, 1997                          -                -                       -
         Granted                                    874,600         $0.00 to $2.00        $     1.12
         Exercised                                  772,100         $0.00 to $2.00              1.25
         Cancelled                                        -                -                       -
                                                -----------                               ----------
         Balance at June 30, 1998                   102,500         $0.00 to $2.00        $      .15
                                                ===========                               ==========

In accordance with APB 25 and related interpretations, no compensation expense has been recognized for employee ISOs. With regard to NSOs, compensation expense, representing the difference between the option price and the fair market value on the date of grant, had been recognized. Possible compensation costs for the Company's ISOs have been determined based upon the fair value at the grant date consistent with the Black-Scholes methodology prescribed under FAS 123.

The fair value of the ISO options under FAS 123 was estimated at the date of grant with a Black-Scholes option pricing model using an estimated dividend yield of 0%, an estimated volatility of 65%, a risk-free interest rate of 6%, and an expected life of 10 years.

Had the Company utilized FAS 123 to expense its ISOs, the pro forma net loss for the year ended June 30, 1998 would have been approximately $9,395,495, and the net loss per common share would have been $3.59.


 11.      PREPAID MEDIA SPOTS

The Company has the right to utilize network and radio advertising, valued at $500,000, through December 2000. No advertising took place during the years ended June 30, 1998 and 1997. The Company purchased the advertising by issuing common stock. Accordingly, the $500,000 has been recorded as an offset to equity.


 12.      OTHER RELATED PARTY TRANSACTIONS

From time to time, the Company borrowed funds from Yucatan Holding Company ("Yucatan"), the Company's former principal stockholder, for working capital purposes. As of June 30, 1998, the Company owed Yucatan $151,824 on a demand note bearing interest at 10%.

During the year ended June 30, 1998, the Company leased a facility from a stockholder, at $3,400 per month. The lease expired on June 30, 1998 and is presently on a month-to-month basis. Rent expense aggregated $40,800 for the years ended June 30, 1998 and 1997.

                            COVENTRY INDUSTRIES CORP.

 13.      INCOME TAXES

The Company files tax returns on a separate company basis.

At June 30, 1998, the Company had a Federal net operating loss carry forward of approximately $11,300,000 that expires from 2011 through 2015. For financial reporting purposes, a valuation allowance of $11,300,000 has been recognized to offset the net deferred tax assets related to these carry forwards. Realization of the benefits related to pre-acquisition losses may be limited in any one year due to change of ownership rules under the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

         Deferred Tax Liabilities:                 June 30,          June 30,
                                                     1998              1997
                                                   --------          --------
         Tax greater than book
              depreciation/tax basis             $     90,000      $   130,000
              Less: valuation allowance               (90,000)               -
                                                 -------------     -----------
                                                 $          -      $   130,000
                                                 =============     ===========
         Deferred Tax Assets:
         Net operating loss carryforwards        $ 11,300,000      $ 2,400,000
              Less: valuation allowance           (11,300,000)      (2,400,000)
                                                 ------------      -----------
                                                 $          -      $         -
                                                 ============      ===========

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory tax rate of 34% to loss before income taxes is as follows:

                                                          June 30,          June 30,
                                                            1998              1997
                                                        -------------    -------------

         Income tax credit at statutory Federal rate    $ (3,842,000)    $ (1,030,000)
                                                        ============      ===========

         Limit on recognition of deferred tax asset
              due to valuation allowance                  (3,842,000)      (1,030,000)
         Adjustment for prior year's estimate                (59,030)         (72,399)
         Change in deferred tax liability                   (130,000)         (61,000)
         Change in deferred tax asset                              -                -
         Current year payable                                      -                -
         Other taxes                                           8,280                -
                                                        ------------      -----------

                                                        $   (180,750)     $  (133,399)
                                                        ============      ===========

                            COVENTRY INDUSTRIES CORP.

                                                   June 30,          June 30,
                                                     1998              1997
                                                 ------------      -----------

         Federal statutory tax rate                  34.0%             34.0%

         Increase of valuation allowance and other  (36.0%)           (38.4%)
                                                    -------           -------

         Effective tax rate                         (2.0%)            (4.4%)
                                                    ------            ------



 14.      BUSINESS SEGMENTS

                            Manufac-                            Consumer
                             turing             Staffing        Products          Corporate         Total
                          --------------        --------        ---------         ---------        -------
         Revenues:
              1998          $ 6,879,235          $ 990,746      $        -    $          -      $ 7,869,981
              1997          $ 3,564,133        $ 1,033,433        $ 55,420    $          -      $ 4,653,286

         Operating income (loss)
              1998           $ (306,223)         $ (38,003)     $        -    $ (4,747,495)     $(5,091,721)
              1997           $ (114,814)         $ 168,034      $ (245,228)   $   (966,687)     $(1,494,763)

         Identifiable assets

              1998          $ 6,733,280            $ 4,852      $        -       $ 636,988      $ 7,375,120
              1997          $ 8,587,030           $ 87,874      $  956,998       $  37,270      $ 9,669,172

         Depreciation and amortization

              1998            $ 370,435            $   226         $     -        $ 31,607        $ 402,268
              1997            $ 277,322            $ 2,255         $ 1,274        $  1,547        $ 282,398

         Capital expenditures

              1998             $ 85,961            $     -         $     -         $14,510        $ 100,471
              1997             $235,867            $ 2,627         $ 2,915         $ 8,225        $ 249,634

During fiscal year 1998, business in the consumer product segment is included in discontinued operations. Furthermore, during the fiscal year 1998, the Company sold a subsidiary in the staffing segment and combined another subsidiary in the staffing segment with its manufacturing segment.

                            COVENTRY INDUSTRIES CORP.

 15.      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

Cash paid (received) for:

                                              Year              Year
                                              Ended             Ended
                                          June 30, 1998     June 30, 1997
                                         --------------     -------------

         Interest                       $    242,067         $ 68,797
         Income taxes                   $          -         $      -


Supplemental Disclosures of Non-Cash Investing and Financing Activities

In September 1998, the Company acquired all the common stock of LPS Acquisition Corp. ("LPS"). The Company purchased all the stock of LPS for 270,000 shares of the Company's voting common stock totaling $1,298,700. The Company issued an option to purchase 90,900 shares of common stock at $1.75 per share, or a value of $278,154 (excess of market value over option price) to consultants as payment for acquisition fees. Such non cash transactions as they relate the LPS are included in discontinued operations.

During the year ended June 30, 1998, the Company issued 262,000 shares of common stock in connection with certain marketing services valued at 966,780 which amount was written off to improvement of good will in the current period, issued 245,000 shares of common stock in connection with the disposition of LPS, and issued 483,000 shares of common stock in payment of marketing and consulting services. The total value of the stock issued was $2,434,850. In addition, a note payable of $1,150,019 was converted to 115,000 shares of preferred stock in a transaction not affecting cash.

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



 16.      OTHER EXPENSES

Acquisition expenses totaling $110,000 have been charged to expense for the year ended June 30, 1997 and represent the value of 9,167 shares of common stock paid to certain consultant as compensation for services pertaining to identifying and closing potential acquisition targets. As no such acquisitions were closed, the amount was expensed in full.

                            COVENTRY INDUSTRIES CORP.

Start-up expenses totaling $1,357,899 have been charged to expense for the year ended June 30, 1997. $994,689 of the expenses relate to pre-operating expenses incurred in the development of Mr. Food's AlloFresh under the Company's consumer product division, PTP. The remaining $363,210 was incurred during the start-up of one of the Company's subsidiaries and development of a product line.



 17.      CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.



 18.      COMMITMENTS AND CONTINGENCIES

Effective July 1, 1997 and as amended on November 1, 1997, the Company entered into a Management Contract ("Contract) with its chairman and president for a three-year period.. As part of the Contract incentive stock options were granted. See Note 10. Further the contract granted anti-dilutive rights providing that the chairman and president may maintain his percentage of ownership, as of the date of the Contract, should any additional stock be issued during the year ended June 30, 1998. Subsequent to year-end the chairman and president exercised his anti-dilutive rights.

                            COVENTRY INDUSTRIES CORP.

Effective May 1, 1998, the Company entered into an Employment Agreement ("Agreement") with the president of a subsidiary located in Knoxville, TN, and a director of the Company ("the Employee") for a three-year term. A signing bonus of 100,000 stock options (NSOs) was granted. The NSO's were granted as an option price of $.10 per share. Accordingly, $216,775 of compensation expense and $394,625 of deferred compensation expense were recorded. See Note 11. As part of the Agreement, certain anti-dilutive rights were granted in a percentage equal to the ownership percentage of the Employee as of June 8, 1998. No exercise of the anti-dilutive rights has occurred. Further, the Company agreed that in the event of bankruptcy, reorganization, change of control, de-listing in NASDAQ, or the expiration of the Agreement without renewal, that the Company will purchase and redeem 125,925 shares of common stock of the Company for $750,000, or the fair market value of the stock, whichever is greater. Alternatively, the Employee may elect to transfer 125,925 shares of his Company stock in return for the previously outstanding stock of Industrial Fabrication & Repair, Inc., a wholly-owned subsidiary of the Company. See Note 1. Additionally, the Employee was granted an option to acquire real property and improvements located in Knoxville, TN in exchange for the Employee's assumption of all liabilities related to the real property and improvements and $200,000 payable in either cash, a to be negotiated note, or an equivalent number of Coventry shares at 90% of bid price for the five day average prior to closing.



 19.      FOURTH QUARTER ADJUSTMENTS

Year-end adjustments made in the fourth quarter of 1998 had the effect of increasing net loss for the quarter by approximately $6,300,000. The adjustments related principally to the issuance of common stock in various transactions, adjusting the carrying amounts of certain assets for impairment, and inventory valuations associated with prior quarters of the year ended June 30, 1998.



 20.      SUBSEQUENT EVENTS

During September 1998, the Company entered into an exchange agreement ("Exchange Agreement") with BSD Healthcare Industries, Inc. and its wholly owned subsidiaries (collectively known as "BSD") and People First, L.L.C. ("PF"). BSD operates a respiratory therapy and respiratory therapy management business and PF is in the process of becoming an employee leasing company. According to the Exchange Agreement, the Company will issue 80.1% of the issued and outstanding common stock of the Company for 100% of BSD and its subsidiaries and 100% of the membership interests in PF. The Company, BSD and PF are in the process of due diligence, and there is no assurance that the transaction will take place. The Company and/or BDS and PF may terminate the agreement during the 60-day due diligence period.

Subsequent to year-end, the chairman and president of the Company loaned the Company an aggregate of $120,000 through two one year notes. The notes bear interest at 10 %. The monies have been used as working capital.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On August 4, 1997 Lyle H. Cooper C.P.A. was dismissed as the Company's principal accountant. Lyle H. Cooper C.P.A. had served as the Company's principal accountant since July 6, 1994. During the period Lyle H. Cooper C.P.A. was engaged as the Company's principal accountant there were no disagreements with Lyle H. Cooper C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountant's report on the financial statements of the Company issued by Lyle H. Cooper C.P.A. contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Lyle H. Cooper C.P.A. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not he agreed with the statements made by the Company in response to Item 4 of the Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 6, 1997 and, if not, stating the respects in which he did not agree. The Company filed a copy of such letter from Lyle H. Cooper, C.P.A. confirming his agreement to the Company's statements as an exhibit to the Form 8-K Report filed with the Securities and Exchange Commission on August 6, 1997. See Exhibit 16.3 incorporated by reference hereto.

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

         On June 1, 1998 BDO Seidman, LLP advised the Company of its decision not to accept a renewal of its engagement as the Company's principal accountant. BDO Seidman, LLP had served as the Company's principal accountant since August 4, 1997. During the period BDO Seidman, LLP was engaged as the Company's principal accountant there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and there were no disagreement with BDO Seidman LLP. During the interim period subsequent to the issuance of the June 30, 1997 financial statements through June 1, 1998 there were no disagreements. No accountant's report on the financial statements of the Company issued by BDO Seidman, LLP contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that BDO Seidman, LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made by the Company herein and, if not, stating the respects in which they did not agree.

         On June 11, 1998, the Board of Directors approved the engagement of Sweeney Gates & Co. as its auditors for the year ended June 30, 1998. There had been no prior consultations with these accountants.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name                                 Age                  Position
----                                 ---                  --------
Robert Hausman                       42                Chairman of the
                                                         Board, President

Mark Weisz                           39                Director

Lester Gann                          53                Director and Secretary

C. Lawrence Rutstein                 52                Director

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

         Robert Hausman. Mr. Hausman joined the Company's Board of Directors and was elected President on June 1, 1997 following the acquisition of Federal. See
Item 1. Business - Overview. Mr. Hausman, who was elected Chairman of the Board in September 1997, also serves on the Board of Directors of each of the Company's subsidiaries and is a member of the Audit Committee. Mr. Hausman devotes substantially all of his time and attention to the business of the Company. From October 1994 to October 1997, Mr. Hausman was President and Chief Executive Officer of Federal and since May 1995, Mr. Hausman has also been 25% shareholder of South Eastern Sound & Communications, Inc., a Boca Raton based sales, service and installation company of sound and communications systems. In addition, since May 1996 Mr. Hausman has owned a one-third interest in All-Star Sports Camp, Boca Raton, Florida. From February 1982 until July 1994, Mr. Hausman was a 50% owner and Executive Vice President of Bedford Weaving Mills, a Bedford, Virginia based speciality textile mill. Bedford Weaving Mills was acquired by Mr.Hausman and his partner in February 1982 from Belding Hemingway, Inc.(NYSE:BHY). Mr. Hausman received a B.S. in Management and Marketing in 1977 from Philadelphia College of Textiles and an MBA in Marketing and Management in 1978 from Babson College.

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

         C. Lawrence Rutstein. Mr. Rutstein joined the Company's Board of Directors in September 1997 and serves on its Audit Committee. Since May 1997 Mr. Rutstein has served as Chairman, CEO and President of Regenesis Holdings, Inc.(OTC BB:RGNS) which has been in the food services and medical weight loss business. Since 1995 he has also served as President of CapQuest Partners, Inc., a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr. Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 1972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc., a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was Chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the Board of Directors of Packquistion Corp. and Future Graph, Inc., privately-held companies.

         Lester Gann. Mr. Gann joined the Company's Board of Directors in September 1997. Mr. Gann is President and a director of Industrial Fabrication & Repair, Inc. ("IFR"), a subsidiary of the Company. Mr. Gann founded IFR in 1979 and has served as its President and a director continuously since the date of formation. Mr. Gann has 34 years experience in tool and machinery design and power transmission equipment and has received extensive training from various manufacturers and distributors of the foregoing equipment. Mr. Gann is responsible for all day to day operations of IFR, MRO, and IFR Contract Services, which are divisions under IFR.

Key Employees

         While not an executive officer of the Company, the following officer and employee of the Company's subsidiaries makes significant contributions to the business of the Company.

         Greg Hoehn. Mr. Hoehn, 37, has been President of Federal since October 1, 1997 and was Operations Manager from January 1996 until October 1, 1997. He is responsible for day to day operations, including oversight of administrative, sales, warehouse, stocklisting and fabrication activities. From August 1994 until joining Federal, Mr. Hoehn was employed by Summers Fire Springs as Production Manger and from June 1993 until August 1994 he was Senior Technical Writer for Professional Management and Advisory Corp. In this position Mr. Hoehn managed a staff of technical writers producing proposals for contractors bidding on state and federal contracts where his responsibilities included supervising the cost estimating for each contract and providing budget estimates and escalation costs. Mr. Hoehn was Product Manager/Quality Control from February 1992 until June 1993 at SciCor where he was directly responsible for assigned products from bidding to final testing and quality inspections. Mr. Hoehn attended both the Community College of the Air Force and the University of Maryland.

         There is no family relationship between any of the officers, key employees and directors. The Company currently maintains an Audit Committee which is comprised of Messrs. Hausman, Weisz and Rutstein. The Company does not presently maintain compensation or nominating committees of the Board of Directors.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, which were not timely filed during fiscal 1998, except that: reports on form 4 were not timely filed by (i) Robert Hausman reporting options granted on November 1, 1997, (ii) Robert Hausman reporting the granting of options on January 16, 1998, (iii) Lester Gann reporting the granting of options on January 16, 1998 and exercised on March 3, 1998 and (iv) Mark Weisz and C. Lawrence Rutstein reporting the granting of options on January 16, 1998 and exercised on April 24, 1998.

Item 10. Executive Compensation

         The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000. Directors of the Company do not receive compensation for serving in such capacity.


Name                                                                           Long Term
And                              Annual Compensation                          Compensation
Principal                     -----------------------                         ------------
Position          Year        Salary($)      Bonus($)           Other($)       Options(#)
--------          ----        ---------      --------           --------       ----------

Robert            1998        120,000            0             87,839(2)          7,500(3)
Hausman
President,        1997              0            0                  0                 0
CEO, and
Director(1)       1996              0            0                  0                 0


Lester            1998        100,000      118,125(4)               0             7,500(5)
Gann,
Secretary         1997         96,000            0                  0                 0
and
Director          1996         96,000            0                  0                 0


         (1) Mr. Hausman was elected the Company's President on June 1, 1997 and entered into a Management Agreement with the Company commencing July 1, 1997. See "Executive Compensation Employment and Management Agreements."


         (2) On July 22, 1998, Mr. Hausman received 18,380 shares of Common Stock in accordance with the terms of the Amendment to the Management Agreement dated November 1, 1997. The fair market value on the date of issuance was $3.9375 resulting in an aggregate value of $ 72,371. The balance was received as a car allowance.

         (3) On January 15, 1998, The Company granted to Mr. Hausman ISO options to purchase 7,500 shares of Common Stock at an exercise price of $ 4.60 per share pursuant to the Company's 1997 Stock Option Plan.

         (4) On July 22, 1998, Mr. Gann received 30,000 shares of Common Stock as a signing bonus in accordance with the terms of his new Employment Agreement dated May 1, 1998. The fair market value on the date of issuance was $3.9375 resulting in an aggregate value of $118,125.

         (5) On January 15, 1998, the Company granted to Mr. Gann NSO options to purchase 7,500 shares of Common Stock at an exercise price of $ 2.00 per share pursuant to the Company's 1997 Stock Option Plan.

Employment and Management Agreements

         On July 1, 1997 the Company entered into a Management Agreement with Robert Hausman, President and Chairman of the Board of the Company. Pursuant to the term of this three year agreement, Mr. Hausman is entitled to receive (i) annual base compensation of $100,000, which increases in years two and three of the agreement by the greater of the percentage increase of the Consumer Price Index or 6% and (ii) options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. During the term of the Management Agreement should there be a change of control of the Company, as that term is defined in the Management Agreement (see Exhibit 10.4 hereto), the Company at its sole option may terminate the Management Agreement upon 30 days prior written notice and thereafter will be obligated to pay Mr. Hausman the balance of the compensation payable under the Management Agreement had same not been terminated prior to its expiration, together with an additional sum equal to two years annual base compensation. On November 1, 1997 the Company executed an amendment to the Management Agreement increasing the annual base compensation to $120,000 and granting additional options to purchase 100,000 shares of the Company's stock at an exercise price of $4.00 per share. The Management Agreement contains customary provisions providing for confidentiality.

         In May 1995 IFR entered into a three year employment agreement with Lester Gann providing for an annual base salary of $96,000 with the ability to receive performance based bonuses at the discretion of the Board of Directors. As of the date hereof, no such performance bonuses have been awarded. Mr. Gann is also entitled to participate in all benefit programs of IFR as may be made available to other salaried employees. Mr. Gann's employment agreement does not provide for any severance payments. On May 1, 1998 IFR entered into a new three year contract with Mr. Gann providing for an annual base salary of $100,000 with the ability to receive performance based bonuses at the discretion of the Board of Directors. Mr. Gann is also entitled to participate in all benefit programs of IFR as may be made available to other salaried employees. Mr. Gann's employment agreement contains customary provisions providing for confidentiality as well as a twelve month non-compete following the termination of the agreement.

         On April 14, 1998 the employment contract with Mr. Robert Lovelace, President of AIM Services, was terminated upon the consummation of the sale of the company to Global Industrial Services. The Company has no further obligations to Mr. Lovelace.

         In October 1997, Federal entered into a two year employment agreement with its President, Greg Hoehn, providing for an annual base salary of $50,000. Mr. Hoehn is also entitled to participate in all benefit programs of Federal as may be made available to other salaried employees. Mr. Hoehn's employment agreement contains customary provisions providing for confidentiality, as well as a twelve month non compete following the termination of the agreement. The agreement also provides for severence equal to one year's base salary if Mr. Hoehn is terminated without cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of August 31, 1998 there are 3,078,594 shares of Common Stock issued and outstanding and 30 shares of Series A Preferred Stock, 115,000 shares of Series E Cumulative Non-Participating Preferred Stock and 1,250 shares of a series of 5% convertible preferred issued and outstanding, all of which are voting securities of the Company. The 1,250 shares of a series of 5% convertible preferred which are issued and outstanding do not have voting rights. The following table sets forth, as of the close of business on August 31, 1998 (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of any class of each the Company's voting securities and (b) the number of shares of each class of voting securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

Series A

         Name and                       Amount of                  Percentage
         Address of                     Beneficial                 of
         Beneficial Owner               Ownership of Stock         Class
------------------------------------------------------------------------------
      Outside Industrial                   30                        100%
      Services, Inc.(1)
      2415 Sycamore Drive
      Knoxville, TN   37921

      All Officers and
      Directors as a
      Group (five persons)               none                        n/a

Series E

         Name and                       Amount of                  Percentage
         Address of                     Beneficial                 of
         Beneficial Owner               Ownership of Stock         Class
------------------------------------------------------------------------------
      Robert Hausman                  115,000                        100%
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33433

      All Officers and
      Directors as a
      Group (five persons)            115,000                        100%

Series 5% Preferred Stock

         Name and                       Amount of                  Percentage
         Address of                     Beneficial                 of
         Beneficial Owner               Ownership of Stock         Class
------------------------------------------------------------------------------

      Pro-Futures Special               1,250                        100%
      Equities Fund, L.P.
      1310 Highway 620 South
      Suite 200
      Austin, TX   78734

      All Officers and
      Directors as a
      Group (five persons)               None                         N/A

Common Stock

         Name and                       Amount of                  Percentage
         Address of                     Beneficial                 of
         Beneficial Owner               Ownership of Stock         Class
------------------------------------------------------------------------------

      Robert Hausman(2)               345,860                       11.2%
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      Mark Weisz                          100                           (3)
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      C. Lawrence Rutstein(4)          19,980                           (3)
      7777 Glades Road
      Suite 211
      Boca Raton, FL  33434

      Lester Gann                     151,481                        4.9%
      2415 Sycamore Drive
      Knoxville, TN  37921


      All Officers and
      Directors as a
      Group (five persons)
                    (2)(3)(4)         517,421                       16.8%

         (1) Outside Industrial Services, Inc. is a subsidiary of the Company.

         (2) Includes options to acquire 207,500 shares of the Company's Common Stock, and 19,980 shares of Common Stock owned by Barbara Hausman, his spouse, however, pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, Mr. Hausman disclaims beneficial ownership of the shares held by his wife.

         (3) Less than 1%.

         (4) Includes 19,980 shares of Common Stock owned by Ronna Newman Rutstein, his spouse, however, pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, Mr. Rutstein disclaims beneficial ownership of the shares held by his wife.

Item 12. Certain Relationships and Related Transactions


         During Fiscal 1997 from time to time the Company borrowed funds from Yucatan (see Item 1, Description of Business)for working capital purposes. At June 30, 1998 the amount due Yucatan by the Company was $151,824.

         In conjunction with the acquisition of Federal in May 1997 (see Item 1. Description of Business), Federal delivered a promissory note to Robert Hausman and Barbara Hausman in the principal amount of $1,079,024. Mr. Hausman was a 90% shareholder in Federal prior to its acquisition by the Company. On October 7, 1997 Robert Hausman and Barbara Hausman converted the principal and any accrued but unpaid interest thereon into 115,000 shares of the Company's Series E Cumulative Non-Participating Preferred Stock (the "Series E"). The designations, rights and preferences of the Series E provide (a) for annual dividends equal to $77,000, (b) full voting rights, share for share, with any then outstanding Common Stock as well as with any other class or series of stock of the Company having general voting power with the Common Stock concerning any matter being voted upon by the Company's stockholders, (c) is not convertible into any other class of capital stock of the Company and (d) is redeemable at the option of the Company at a redemption price to be negotiated by the parties at the time of redemption. Dividends have been paid in cash through March 31, 1998. The balance of the dividends due have been accrued. On July 1, 1998, Federal Supply borrowed $50,000 from Robert and Barbara Hausman and delivered a one year promissory note bearing interest at the rate of 10% per annum. On September 3, 1998, the Company borrowed $70,000 from Robert and Barbara Hausman and delivered a one year promissory note bearing interest at the rate of 10% per annum. These monies were utilized for working capital purposes.

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

         As set forth in Item 1. Description of Business, in September 1997 the Company purchased 100% of the issued and outstanding stock of LPS from its shareholders, who included Mrs. Hausman and Mrs. Rutstein, in exchange for 270,000 shares of the Company's restricted Common Stock in a private transaction exempt from registration under the Act in reliance on Section 4(2) thereof.

         On May 1, 1998 the Company determined it would unwind its acquisition of 51% of Regenesis Holdings, Inc. ("Regenesis")acquired from a shareholder of Regenesis effective January 16, 1998 as the parties involved were unable to fulfill their obligations under the acquisition agreement. There were no extraordinary charges associated with the transaction and there was no adverse effect on the Company as a result of this transaction. C. Lawrence Rutstein, a director of the Company, served as President of Regenesis at the time of the transaction. Robert Hausman, President and CEO of the Company served as a director of Regenesis at the time of the transaction.

         On June 29, 1998,the Company sold its investment in LPS to American Group, Inc., a Nevada corporation ("American")for a 23.8% ownership in American.

                                    PART IV


Item 13. Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)          Exhibits

Exhibit No.                      Description
-----------                      -----------

2.6 Agreement dated as of May 29, 1997 by and between Workforce Systems Corp. and Robert Hausman and John Murray as Sole Shareholders of Federal Supply, Inc. and Robert Hausman as Sole Shareholder of Federal Fabrication, Inc. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 1997


2.7 Agreement dated as of May 29, 1998 by and between Coventry Industries Corp. and American Group, Inc. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 1998

3.1 Articles of Incorporation are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993

3.2 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series B $5.00 Cumulative Convertible Preferred Stock are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 1994

3.3 Articles of Amendment to the Articles of Incorporation changing the corporation name are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

3.4 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series A and Series C Preferred Stock are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994 as filed with the Securities and Exchange commission on February 15, 1995

3.5 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series D Preferred Stock is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996

3.6 Articles of Amendment to the Articles of Incorporation increased the amount of authorized common stock and setting forth the redemption provisions of the Series D Preferred Stock is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

3.7 Articles of Amendment to the Articles of Incorporation decreasing the number of authorized common stock and effecting a one for four stock split of the common stock is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

3.8 By-Laws of the Company are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993.

3.9 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series E Cumulative Non-Participating Preferred Stock are hereby incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

3.10 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series F Cumulative Non-Participating Preferred Stock are hereby incorporated by reference to the Annual Report on Form 10-QSB for the quarter ended September 30,1997 as filed with the Securities and Exchange Commission on November 7, 1997

3.11 Articles of Amendment to the Articles of Incorporation Changing the name of the corporation to Coventry Industries Corp. are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended September 30,1997 as filed with the Securities and Exchange Commission on November 7, 1997

3.12 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the 5% Series Convertible Preferred Stock are hereby incorporated by reference to the report on Form 8-K filed with the Securities and Exchange Commission on January 29, 1998.

4.1 Investment Banking Warrant Agreement between Coventry Industries Corp. and Barron Chase Securities, Inc. is hereby incorpoated by reference to the report on Form 10-QSB for the quarter ended December 31, 1997 as filed with the Securities and Exchange Commission on February 23, 1998.

10.1 Licensing Agreement dated May 31, 1996 by and between Ginsburg Enterprises Incorporated and Products That Produce, Inc. is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on October 15, 1996.

10.2 Employment Agreement between Industrial Fabrication & Repair, Inc. and Lester E. Gann is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.3 Employment Agreement between American Industrial Management, Inc. and Robert Lovelace is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as Amended.

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

10.8 Conversion Agreement dated September 25, 1997 between Workforce Systems Corp., LPS Acquisition Corp, and Eric and Adrienne Deckinger is hereby incorporated by reference to the Company's to the Report on Form 10-QSB for the quarter ended September 30,1997 as filed with the Securities and Exchange Commission on November 7, 1997

10.9              Financial Advisory Agreement between Coventry Industries Corp.
                  and Barron Chase Securities, Inc. is hereby incorpoated by reference to the report on Form 10-QSB for the quarter ended December 31, 1997 as filed with the Securities and Exchange Commission on February 23, 1998.

10.10 Employment Agreement between Industrial Fabrication & Repair, Inc. and Lester E. Gann is hereby attached as an exhibit to the Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.11 Amendment to the Management Agreement between Coventry Industries Corp. and Robert Hausman is hereby attached as an exhibit to the Report on Form 10-KSB for the fiscal year ended June 30, 1998.

16.3 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

16.4 Letter from BDO Seidman, LLP regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997


16.5 Letter from BDO Seidman, LLP advising the Company of its Decision not to renew their engagement with the company as its principal auditors is hereby incorporated by reference to the report on Form 8-K as filed with the Securities and Exchange Commission on June 5, 1998.


16.6 Letter from BDO Seidman, LLP advising the Company of its Agreement with statements made in response to Item 4 of Form 8-K for the event that occurred on June 1, 1998 is hereby incorporated by reference to the report on Form 8-K/A as filed with the Securities and Exchange Commission on June 17, 1998.

21 Subsidiaries of the Registrant is hereby incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998

27                Financial Data Schedule

(b)           Reports on Form 8-K

               During the three months ended June 30, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission

               1. On June 5, 1998, the Company filed a Report on Form 8-K disclosing under Item 4 information relating to the non renewal of the engagement by BDO Seidman LLP as the Company's auditors.

               2. On June 17, 1998, the Company filed a Report on Form 8-K/A disclosing under Item 4 information relating to the change in the Company's auditors.

               3. On June 30, 1998, the Company filed a Report on Form 8-k disclosing under Item 5 information relating to the sale of LPS Acquisition Corp.



                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coventry Industries Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COVENTRY INDUSTRIES CORP.

                                       By: /s/ Robert Hausman
                                           --------------------------------
                                           Robert Hausman, President





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                   Date
---------                               -----                   ----


/s/ Robert Hausman                      President,           October 2, 1998
----------------------------            Chairman
Robert Hausman



/s/ Mark Weisz                          Director             October 2, 1998
----------------------------
Mark Weisz



/s/ Lester Gann                         Director             October 2, 1998
----------------------------
Lester Gann



/s/ C. Lawrence Rutstein                Director             October 2, 1998
----------------------------
C. Lawrence Rutstein