Form 10KSB/A
period 1998-06-30
COVENTRY INDUSTRIES CORP
filed 1998-10-27
CIK 893771

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

Gross profit margins as a percentage of revenues for the year ended June 30, 1998 decreased approximately 7.4% from the comparable year in fiscal 1997. The Company's gross profit percentage decreased from the prior year due to the impact of Federal on the consolidated group. Historically, Federal has experienced lower profit margins than the Companys other subsidiaries in the comparable year. Such reduced gross profit margins have adversely affected the overall profitability of the Company. Management of the Company anticipates the gross profit margins reported by Federal as a result of the nature of its business will be stable for the forseeable future.

         Operating expenses increased approximately 85.5% for the year ended June 30, 1998 from the year ended June 30, 1997, primarily as a result of increased selling, general and administrative expenses ("SG&A") and marketing and public relation services, (paid for with the Company's common stock). SG&A, on a consolidated basis increased approximately 79.7% during the year ended June 30, 1998 from the year ended June 30, 1997 as a result of the addition of SG&A expenses attributable to the inclusion of Federal (approximately $500,000) which was not part of the consolidated group in the prior period, other ongoing growth of the Company's operations and one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida. Other operating expenses were non-cash items including depreciation and amortization of approximately $402,000, marketing and public relation expenses of approximately $3,711,000, and professional fees (primarily paid through the issuance of common stock) related to current and future expansion of the Company's operations of approximately $455,000. SG&A as a percentage of revenue increased to 36% for the year ended June 30, 1998 from 34% for the year ended June 30, 1997.

         The Company reported a net loss of $8,977,895 for the year ended June 30, 1998 as compared to a net loss of $2,894,751 for the year ended June 30, 1997. Approximately $6,818,000 of the net loss is attributable to non-cash items, including depreciation and amortization of approximately $402,000, approximately $654,000 of goodwill write down related to Federal Supply, approximately $390,000 of costs associated with certain professional fees, and approximately $5,372,000 of charges related to common stock issued in connection with various acquisitions that have been expensed due to the disposition of the acquired company or the acquired company can no longer justify the carrying value of the capitalized costs. The remaining portion of the net loss is mainly attributable to operating losses at Federal and IFR and the discontinued operations of LPS.

Manufacturing Division

         The manufacuring division of the Company at June 30, 1998 comprises all of the Company's operations which consist of IFR and its IFR Contract Services and MRO divisions, and Federal Supply.

         For the year ended June 30, 1998 the Manufacturing Division reported an increase in revenues of approximately 93% from the year ended June 30, 1997. This increase is attributable to (i) revenues from Federal for a full year, (ii) continued increase in revenues from both Industrial Fabrication & Repair, Inc. ("IFR") and its subsidiary, Maintenance Requisition Order Corp. ("MRO"), (iii) the internal realignment of one of the Company's subsidiaries, Outside Industrial Services, Inc. ("OIS") from the Staffing Division to the Manufacturing Divisions (see "Staffing Division" below). The Manufacturing Division reported a loss from operations of approximately $447,000 for the year ended June 30, 1998 and approximately $115,000 for the year ended June 30, 1997. The loss for the year ended June 30, 1998 is represented by operating losses at Federal Supply (approximately $148,000) and the Company's Tennessee operations (approximately $299,000) which loss was made up primarily of marketing valuation adjustments.

Staffing Division

         For the year June 30, 1998 the Staffing Division reported a decrease in revenues of approximately 4% from the year ended June 30, 1997 from $1,033,433 for the year ended June 30, 1997 to $990,746 for the year ended June 30, 1998. The Staffing Division reported a loss from operations of approximately $38,000 for the year ended June 30, 1998 which is attributable to a concentration of revenues generated from lower margin accounts. The Staffing Division reported a loss from operations of approximately $168,000 for the year ended June 30, 1997.

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

Consumer Products Division

         There were no revenues for the Consumer Products Division for year ended June 30, 1998, versus $55,420 the year ended June 30, 1997. The Consumer Products Division reported a loss from discontinued operations of approximately $2,164,099 for the year ended June 30, 1998. The loss related to LPS, which the Company sold effective May, 1998. The Consumer Products Division reported a loss from operations of approximately $245,228 for the year ended June 30, 1997.

Liquidity and Capital Resources

         The Company's working capital at June 30, 1998 was $134,059 versus $1,817,699 at June 30, 1997. The decrease in working capital is attributable primarily to a decrease in inventory. The days sales in accounts receivable is 51 days compared to 45 days in 1997. The inventory turnover is 83 days compared to 90 days at June 30, 1997. The Company does not presently anticipate any significant capital expenditures in order to pursue the Company's plan of operations for fiscal 1999, consisting of its normal business operations.

         The Company used $1,413,967 of cash for operating activities in 1998, $580,971 for investing activities (primarily relating to acquisitions) and received $1,711,805 in cash from financing activities (primarily from the exercise of options and the sale of stock). The Company had a net decrease in cash of $283,133 for the year ended June 30, 1998.

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

                          Independent Auditors' Report



The Board of Directors and Stockholders
Coventry Industries Corp.

We have audited the accompanying consolidated balance sheet of Coventry Industries Corp. as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit. We did not audit the financial statements of Industrial Fabrication & Repair, Inc., and Workforce Properties Corp., wholly owned subsidiaries, which statements reflect total assets of fifty-two percent (52 %) as of June 30, 1998 and total revenues of forty-one percent (41%) for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Industrial Fabrication & Repair. Inc. and Workforce Properties Corp., is based solely on the report of the other auditors.

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

                            COVENTRY INDUSTRIES CORP.
                           Consolidated Balance Sheet
                                  June 30, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturites of long-term debt                               $  322,655
  Factoring line of credit                                             335,902
  Trade accounts payable                                             1,093,270
  Accrued expenses                                                     432,970
  Preferred stock dividend payable                                      47,896
  Note payable - former shareholder                                    151,824
                                                                   -----------
      Total current liabilities                                      2,384,517
                                                                   -----------


LONG TERM DEBT, LESS CURRENT PORTION                                   395,325
                                                                   -----------

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.001 par value, 30 shares
      authorized, issued and outstanding                                     -
  Series C preferred stock, $.001 par value, 30,000 shares
      authorized, issued and outstanding                                    30
  Series E preferred stock, $.001 par value, 115,000 shares
      authorized, issued and outstanding                                   115
  5% Convertible preferred stock, $.001 par value, 2,500 shares
      authorized, 1,250 issued and outstanding                               1
  Common stock, $.001 par value, 25,000,000 shares
      authorized, 3,032,797 shares issued and outstanding                3,033
  Additional paid in capital                                        21,398,987
  Stock to be earned                                                (1,416,667)
  Prepaid media spots                                                 (500,000)
  Deferred compensation                                               (394,625)
  Accumulated deficit                                              (14,495,596)
                                                                   -----------
      Total stockholders' equity                                     4,595,278
                                                                   -----------
                                                                   $ 7,375,120
                                                                   ===========

   The accompanying Notes are an integral part of these Financial Statements.

                           COVENTRY INDUSTRIES CORP.
                     Consolidated Statements of Operations



                                           Year Ended               Year Ended
                                         June 30, 1998            June 30, 1997
                                         -------------            -------------
Revenues                                  $ 7,869,981              $ 4,653,286

Cost of revenues                            6,532,924                3,518,500
                                          -----------              -----------
     Gross profit                           1,337,057                1,134,786

Operating expenses:
   Selling, general and
    administrative expenses                 2,828,016                1,573,559
   Marketing and public relations           3,710,714                  464,596
   Depreciation and amortization              402,268                  282,398
   Professional fees                          454,560                  308,996
   Startup expenses                                --                1,357,899
                                          -----------              -----------
Total operating expenses                    7,395,558                3,987,448
                                          -----------              -----------

Loss from operations                       (6,058,501)              (2,852,662)


Other expenses:
   Loss on sale of subsidiaries                66,246                       --
   Interest                                   216,061                   65,488
   Impairment of goodwill                     653,738                       --
   Acquisition expenses                            --                  110,000
                                          -----------              -----------
Total other expenses                          936,045                  175,488
                                          -----------              -----------
Loss before income taxes and
  discontinued operations                  (6,994,546)              (3,028,150)
Income tax benefit                           (180,750)                (133,399)
                                          -----------              -----------
Loss before discontinued operations        (6,813,796)              (2,894,751)
Discontinued operations                    (2,164,099)                      --
                                          -----------              -----------
Net loss                                   (8,977,895)              (2,894,751)

Dividends paid                               (114,834)                      --
                                          -----------              -----------
Net loss available to common
  shareholders                            $(9,092,729)             $(2,894,751)
                                          ===========              ===========
Loss per share of common stock:
   Loss from continuing operations        $     (2.64)             $     (3.58)
   Loss from discontinued operations            (0.82)                      --
                                          -----------              -----------
   Net loss per common share              $     (3.46)             $     (3.58)
                                          ===========              ===========

Weighted average shares outstanding         2,629,148                  808,421
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


                                                       Coventry Industries Corp.

                                                             Consolidated Statements of Stockholders' Equity
---------------------------------------------------------------------------------------------------------------


Year ended June 30,1997
- ----------------------------------------------------------------------------------------------------------------

                              Series A         Series B        Series C        Series D             Common
                            Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount     Shares   Amount
- ----------------------------------------------------------------------------------------------------------------
Balance June 30, 1996         30     $ -       -      $ -    30,000  $ 30   1,000,000  $ 1,000   622,710  $ 623
                                                               -
  Sale of common stock         -       -       -        -      -        -        -        -        8,334      8
  Common stock issued in
  connection with acquisition
  of FSI                       -       -       -        -      -        -        -        -      145,000    145
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees    -       -       -        -      -        -        -        -       71,772     72
  Options granted in
  connection with consulting
  services                     -       -       -        -      -        -        -        -         -         -
  Options exercised            -       -       -        -      -        -        -        -      505,118    505
  Conversion of convertible
  preferred stock              -       -       -        -      -        -  (1,000,000)  (1,000)  600,000    600
  Net Loss                     -       -       -        -      -        -        -        -         -         -
- ----------------------------------------------------------------------------------------------------------------

Balance June 30, 1997         30     $ -       -      $ -    30,000  $ 30        -     $  -    1,952,934 $1,953
================================================================================================================



Year ended June 30,1997 (Continued)
- ----------------------------------------------------------------------------------------------
                                                Stock    Prepaid                      Total
                                  Paid-in       to be     Media      Accumulated   Stockholders'
                                  Capital      Earned     Spots        Deficit        Equity
- ----------------------------------------------------------------------------------------------
Balance June 30, 1996          $ 8,570,809        -     ($500,000)  $ (2,622,950)   $ 5,449,512

  Sale of common stock              99,992        -                         -          100,000
  Common stock issued in
  connection with acquisition
  of FSI                           422,668        -                         -          422,813
  Common stock issued in
  connection with
  compensation to certain
  consultants and employees        780,581        -                         -          780,653
  Options granted in
  connection with consulting
  services                       2,180,455 $(1,416,667)                     -          763,788
  Options exercised         )      512,795        -                         -          513,300
  Conversion of convertible
  preferred stock                      400        -                         -              -
  Net Loss                            -           -                   (2,894,751)   (2,894,751)
- ----------------------------------------------------------------------------------------------

Balance June 30, 1997          $12,567,700 $(1,416,667) ($500,000)     (5,517,701)  $ 5,135,315
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

                            COVENTRY INDUSTRIES CORP.

New Accounting Standard Not Yet Adopted - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), supersedes, "Financial Reporting for Segments of a Business Enterprise" ("FAS 14"). FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The transaction was recorded at the predecessor's cost (LPS) as follows:

         Fair value of assets acquired                          $    455,000
         Excess cost over net assets acquired by
              LPS shareholders (purchased goodwill)                  485,000
                                                                ------------
                                                                     940,000
         Fees to related parties                                     326,000
                                                                ------------
         Liabilities assumed                                    $  1,266,000
                                                                ============

         Market value of initial acquisition shares
              to LPS shareholders                               $  1,298,700
         Fees                                                        278,154
                                                                ------------
         Market value of stock issued                           $  1,576,854
                                                                ============

The following unaudited summary results of operations of LPS for the period September 1, 1997 to May 31, 1998 are as follows:

         Revenue                                     $ 1,729,928
         Net loss                                       (791,658)

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
                                                 ============

Factoring Line of Credit

A subsidiary of the Company maintains a factoring agreement, based upon eligible accounts receivable, providing for up to $750,000 in a line of credit. Factoring fees are 2.77% of eligible receivables. Interest is at prime plus 3%. The advances are collateralized by all assets of the subsidiary. At June 30, 1998, approximately $414,098 was still available for borrowing. The Company paid $121,294 interest and charges during the year on the line.

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
                                                 ============      ===========

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory tax rate of 34% to loss before income taxes is as follows:

                                                          June 30,          June 30,
                                                            1998              1997
                                                        -------------    -------------

         Income tax credit at statutory Federal rate    $ (3,842,000)    $ (1,030,000)
                                                        ============      ===========

         Limit on recognition of deferred tax asset
              due to valuation allowance                  (3,842,000)      (1,030,000)
         Adjustment for prior year's estimate                (59,030)         (72,399)
         Change in deferred tax liability                   (130,000)         (61,000)
         Change in deferred tax asset                              -                -
         Current year payable                                      -                -
         Other taxes                                           8,280                -
                                                        ------------      -----------

                                                        $   (180,750)     $  (133,399)
                                                        ============      ===========

                            COVENTRY INDUSTRIES CORP.

                                                   June 30,          June 30,
                                                     1998              1997
                                                 ------------      -----------

         Federal statutory tax rate                  34.0%             34.0%

         Increase of valuation allowance and other  (36.0%)           (38.4%)
                                                    -------           -------

         Effective tax rate                         (2.0%)            (4.4%)
                                                    ------            ------



 14.      BUSINESS SEGMENTS

                            Manufac-                            Consumer
                             turing             Staffing        Products          Corporate         Total
                          --------------        --------        ---------         ---------        -------
         Revenues:
              1998          $ 6,879,235           $ 990,746       $       -     $          -      $ 7,869,981
              1997          $ 3,564,133         $ 1,033,433        $ 55,420     $          -      $ 4,653,286

         Operating income (loss)
              1998           $ (446,607)          $ (38,003)      $        -    $ (5,573,891)     $(6,058,501)
              1997           $ (114,814)         $ (168,034)      $ (245,228)   $   (966,687)     $(1,494,763)

         Identifiable assets

              1998          $ 6,733,280             $ 4,852       $        -       $ 636,988      $ 7,375,120
              1997          $ 8,587,030            $ 87,874       $  956,998       $  37,270      $ 9,669,172

         Depreciation and amortization

              1998            $ 370,435             $   226          $     -        $ 31,607        $ 402,268
              1997            $ 277,322             $ 2,255          $ 1,274        $  1,547        $ 282,398

         Capital expenditures

              1998             $ 85,961             $     -          $     -         $14,510        $ 100,471
              1997             $235,867             $ 2,627          $ 2,915         $ 8,225        $ 249,634

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


Supplemental Disclosures of Non-Cash Investing and Financing Activities

In September 1998, the Company acquired all the common stock of LPS Acquisition Corp. ("LPS"). The Company purchased all the stock of LPS for 270,000 shares of the Company's voting common stock totaling $1,298,700. The Company issued an option to purchase 90,900 shares of common stock at $1.75 per share, or a value of $278,154 (excess of market value over option price) to consultants as payment for acquisition fees. Such non cash transactions as they relate to LPS are included in discontinued operations.

During the year ended June 30, 1998, the Company issued 262,000 shares of common stock in connection with certain marketing services valued at 966,780 which amount was written off to marketing and public relations of good will in the current fiscal year, issued 245,000 shares of common stock in connection with the disposition of LPS, and issued 483,000 shares of common stock in payment of marketing and consulting services. The total value of the stock issued was $2,434,850. In addition, a note payable of $1,150,019 was converted to 115,000 shares of preferred stock in a transaction not affecting cash.

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

                            COVENTRY INDUSTRIES CORP.

Effective May 1, 1998, the Company entered into an Employment Agreement ("Agreement") with the president of a subsidiary located in Knoxville, TN, and a director of the Company ("the Employee") for a three-year term. A signing bonus of 100,000 stock options (NSOs) was granted. The NSO's were granted at an option price of $.10 per share. Accordingly, $216,775 of compensation expense and $394,625 of deferred compensation expense were recorded. See Note 11. As part of the Agreement, certain anti-dilutive rights were granted in a percentage equal to the ownership percentage of the Employee as of June 8, 1998. No exercise of the anti-dilutive rights has occurred. Further, the Company agreed that in the event of bankruptcy, reorganization, change of control, de-listing in NASDAQ, or the expiration of the Agreement without renewal, that the Company will purchase and redeem 125,925 shares of common stock of the Company for $750,000, or the fair market value of the stock, whichever is greater. Alternatively, the Employee may elect to transfer 125,925 shares of his Company stock in return for the previously outstanding stock of Industrial Fabrication & Repair, Inc., a wholly-owned subsidiary of the Company. See Note 1. Additionally, the Employee was granted an option to acquire real property and improvements located in Knoxville, TN in exchange for the Employee's assumption of all liabilities related to the real property and improvements and $200,000 payable in either cash, a to be negotiated note, or an equivalent number of Coventry shares at 90% of bid price for the five day average prior to closing.



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

Subsequent to year-end, the chairman and president of the Company loaned the Company an aggregate of $120,000 through two, one year notes. The notes bear interest at 10 %. The monies have been used as working capital.

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


Signature                               Title                   Date
---------                               -----                   ----


/s/ Robert Hausman                      President,           October 27, 1998
----------------------------            Chairman
Robert Hausman



/s/ Mark Weisz                          Director             October 27, 1998
----------------------------
Mark Weisz



/s/ Lester Gann                         Director             October 27, 1998
----------------------------
Lester Gann



/s/ C. Lawrence Rutstein                Director             October 27, 1998
----------------------------
C. Lawrence Rutstein