Form 10-Q
period 1998-09-30
COVENTRY INDUSTRIES CORP
filed 1998-11-13
CIK 893771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 5, 1998 the registrant had issued and outstanding 3,032,797 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                            COVENTRY INDUSTRIES CORP.
                           Consolidated Balance Sheets



ASSETS                                                                             September 30, 1998          June 30, 1998
                                                                                     (unaudited)
                                                                                   ------------------          -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $    141,918              $    52,188
     Accounts receivable, less $50,000 allowance for doubtful accounts                  1,107,846                1,196,993
     Inventory                                                                            866,550                1,071,140
     Prepaid consulting fees                                                              141,667                  141,667
     Other prepaid expenses                                                                54,906                   56,588
                                                                                     -------------             ------------

         Total current assets                                                           2,312,887                2,518,576

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                 156,502                  156,502
     Building and improvments                                                           1,439,889                1,439,889
     Machinery and equipment                                                            1,572,696                1,570,972
     Autos and trucks                                                                     197,718                  166,712
     Accumulated depreciation                                                            (635,107)                (571,408)
                                                                                     -------------             ------------

         Total property, plant and equipment                                            2,731,698                2,762,667

OTHER ASSETS:
     Goodwill, net                                                                      1,374,154                1,391,724
     Prepaid consulting fees                                                              318,816                  354,232
     Fabrication supplies                                                                 301,258                  333,307
     Deposits                                                                              13,794                   14,614
                                                                                     -------------             ------------

                                                                                        2,008,022                2,093,877


                                                                                     $  7,052,607              $ 7,375,120
                                                                                     =============             ============

                                    Continued

                            COVENTRY INDUSTRIES CORP.
                           Consolidated Balance Sheets

                                                                           September 30, 1998          June 30, 1998
                                                                              (unaudited)
                                                                           ------------------          -------------
CURRENT LIABILITIES:
     Current maturites of long-term debt                                   $    430,295                $    322,655
     Lines of credit                                                            497,307                     335,902
     Trade accounts payable                                                     759,891                   1,093,270
     Accrued expenses                                                           414,392                     432,970
     Preferred stock dividend payable                                            82,771                      47,896
     Note payable - former shareholder                                          151,824                     151,824
                                                                           -------------               -------------

         Total current liabilities                                            2,336,480                   2,384,517

LONG TERM DEBT, LESS CURRENT PORTION                                            335,048                     395,325

STOCKHOLDERS' EQUITY:
     Series A Preferred stock, $.001 par value, 30 shares
         authorized, issued and outstanding                                          --                          --
     Series C Preferred stock, $.001 par value, 30,000 shares
         authorized, issued and outstanding                                          30                          30
     Series E Preferred stock, $.001 par value, 115,000 shares
         authorized, issued and outstanding                                         115                         115
     5% Convertible preferred stock, $.001 par value, 2,500 shares
         authorized, 1,250 shares issued and outstanding                              1                           1
     Common Stock, $.001 par value, 25,000,000 shares
         authorized, 3,032,797 shares issued and outstanding                      3,033                       3,033
     Additional paid in capital                                              21,398,987                  21,398,987
     Stock to be earned                                                      (1,416,667)                 (1,416,667)
     Prepaid media spots                                                       (500,000)                   (500,000)
     Deferred compensation                                                     (394,625)                   (394,625)
     Accumulated deficit                                                    (14,709,795)                (14,495,596)
                                                                           -------------               -------------

         Total stockholders' equity                                           4,381,079                   4,595,278
                                                                           -------------               -------------

                                                                           $  7,052,607                $  7,375,120
                                                                           =============               =============

      See accompanying notes to condensed consolidated financial statements

                            COVENTRY INDUSTRIES CORP.
                      Consolidated Statements of Operations

                                                                                        (unaudited)
                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                 1998                1997
                                                                            --------------       ------------
Revenues                                                                    $   1,615,595         $ 2,081,885

Cost of revenues                                                                1,150,620           1,504,821
                                                                            --------------        ------------

           Gross profit                                                           464,975             577,064

Operating expenses:
      Selling, general and administrative expense                                 476,107             607,818
      Marketing and public relations                                                  825                  --
      Depreciation and amortization                                                84,395              82,554
      Professional fees                                                            39,872              47,471
                                                                            --------------        ------------

Total operating expenses                                                          601,199             737,843
                                                                            --------------          ----------

Loss from operations                                                             (136,224)           (160,779)

Other expenses:
      Interest expense                                                            (43,100)            (31,465)
      Other income                                                                     --              27,311
                                                                            --------------        ------------

Total other expenses                                                              (43,100)             (4,154)
                                                                            --------------        ------------

Loss before income tax provision and discontinued operations                     (179,324)           (164,933)

Income tax benefit                                                                     --                  --
                                                                            --------------        ------------

Loss before discontinued operations                                              (179,324)           (164,933)

Discontinued operations                                                                --             (31,642)
                                                                            --------------        ------------

Net income (loss)                                                                (179,324)           (196,575)

Preferred stock dividends paid                                                    (34,875)                 --
                                                                            --------------        ------------
Net loss available to common shareholders                                   $    (214,199)        $  (196,575)
                                                                            ==============        ============
Per share of common stock:
      Net loss from continuing operations                                   $       (0.06)        $     (0.08)
      Net loss from discontinued operations                                            --               (0.01)
                                                                            --------------        ------------

      Net loss per common share                                             $       (0.06)        $     (0.09)
                                                                            ==============        ============

Weighted average shares outstanding                                             3,032,797           2,171,021
                                                                            ==============        ============

      See accompanying notes to condensed consolidated financial statements

                            COVENTRY INDUSTRIES CORP.
                      Consolidated Statements of Cash Flows

                                                                              (unaudited)
                                                                           Three Months Ended
                                                                              September 30,
                                                                         1998              1997
                                                                      ----------        ----------
OPERATING ACTIVITIES:
      Net loss                                                        $(179,324)        $(196,575)
      Adjustments to reconcile net loss to
        net cash (used) by operating activities
          Depreciation                                                   66,825            64,984
          Amortization                                                   17,570            17,570
          Stock compensation                                               --              35,417
          Changes in assets and liabilities, net of businesses
               acquired
          (Increase) decrease in:
            Trade account receivable                                     89,147          (233,477)
            Other receivable                                                             (163,539)
            Inventory                                                   236,639           (15,277)
            Other current assets                                          1,682           (54,444)
            Other assets                                                 36,236            (7,268)
          Increase (decrease) in:
            Accounts payable                                           (333,379)         (173,848)
            Accrued expenses                                            (18,578)          (10,107)
                                                                      ---------         ---------

Net cash (used) by operating activities                                 (83,182)         (736,564)

INVESTING ACTIVITIES:
      Purchase of property and equipment                                (35,856)         (103,712)
      Purchase of assets of a business, net                                --             (30,993)
                                                                      ---------         ---------

Net cash used by investing activities                                   (35,856)         (134,705)

FINANCING ACTIVITIES:
      Net payments on factoring line of credit                          (53,595)             --
      Net borrowings on line of credit - nonfactoring                   215,000              --
      Proceeds from note payable - shareholder                           50,000              --
      Payments on long term debt                                        (72,637)          (53,741)
      Proceeds from long term debt                                       70,000           123,805
      Issuance of common stock                                             --             667,762
                                                                      ---------         ---------

Net cash provided by financing activities                               208,768           737,826
                                                                      ---------         ---------

Increase (decrease) in cash and cash equivalents                         89,730          (133,443)

Cash and cash equivalents, beginning of period                           52,188           335,321
                                                                      ---------         ---------

Cash and cash equivalents, end of period                              $ 141,918         $ 201,878
                                                                      =========         =========

      See accompanying notes to condensed consolidated financial statements

                           COVENTRY INDUSTRIES CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 1998

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB as ammended for the year ended June 30, 1998 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

            Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3 - Supplemental Disclosures of Cash Flows

Cash paid (received) for:

                                          Three months Ended
                                September 30, 1998   September 30, 1997
                                ------------------   ------------------

         Interest                 $    43,100          $ 31,465
         Income taxes             $        --          $     --


Supplemental Disclosures of Non-Cash Investing and Financing Activities

In September 1997, the Company acquired all the common stock of LPS Acquisition Corp. ("LPS"). The Company purchased all the stock of LPS for 270,000 shares of the Company's voting common stock totaling $1,298,700. The Company issued an option to purchase 90,900 shares of common stock at $1.75 per share, or a value of $278,154 (excess of market value over option price) to consultants as payment for acquisition fees. The Company sold LPS effective May, 1998. In addition, a note payable of $1,150,019 was converted to 115,000 shares of preferred stock in a transaction not affecting cash.

Note 4 - Acqusition

            On September 29, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with BSD Healthcare Industries, Inc. and its wholly owned subsidiaries (collectively known as "BSD") and People First, L.L.C. ("PF"). BSD operates a respiratory therapy and respiratory therapy management business and PF is in the process of becoming an employee leasing company. According to the Exchange Agreement, the Company will issue 80.1% of the issued and outstanding common stock of the Company for 100% of BSD and its subsidiaries and 100% of the membership interests in PF. The Company, BSD and PF are in the process of due diligence, and there is no assurance that the transaction will take place. The Company and/or BDS and PF may terminate the agreement during the 60-day due diligence period. .

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

Results of Operation

           Consolidated revenues for the three months ended September 30, 1998 decreased $466,290 or approximately 22% from the three months ended September 30, 1997. This decrease is attributable to (i) a decrease in revenues generated by the Company's Tennessee operations and the Federal Supply, Inc. ("Federal") subsidiary of approximately $423,000 compared to the three months ended September 30, 1997, and (ii) revenues for one month for Apollo of approximately $41,000 are included in revenue for the three months ended September 30, 1997 compared to none for the three months ended September 30, 1998 as a result of the sale of Apollo effective June, 1998. The drop in the Tennessee operations revenue can be attributed to the fact that during the three months ended September 30, 1997 the Tennessee operations had a large contract which did not repeat in the current quarter. The drop in Federal's revenue is attributed to weaker than expected market conditions. This weak market trend is not expected to continue in future quarters.

         Gross profit margins as a percentage of revenues for the three months ended September 30, 1998 remained stable at approximately 28%. The Company's gross profit margin for the three months ended September 30, 1998 is comparable to the Company's gross profit margin in the prior quarter as the operations included in the Company are now comparable (mainly comprised of the Company's Federal Supply subsidiary and the Company's Tennessee operations).

         Operating expenses decreased approximately 19% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily as a result of decreased selling, general and administrative expenses ("SG&A"). SG&A on a consolidated basis decreased approximately $132,000 or 22 % during the three months ended September 30, 1998 from the three months ended September 30, 1997 as a result of reductions in SG&A expenses attributable to one time costs associated with the relocation of the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida included in the prior comparable quarter. Other operating expenses were non-cash items including depreciation and amortization and professional fees of approximately $124,000 for the three months ended September 30, 1998 compared to approximately $130,000 for the three months ended September 30, 1997.

         The Company's discontinued operations reflect the operations of LPS Acqusition, Corp., which subsidiary the Company sold effective May, 1998.

   The Company reported a net loss of $179,324 for the three months ended September 30, 1998 as compared to a net loss of $196,575 for the three months ended September 30, 1997. Approximately $124,000 of the net loss for the three months ended September 30, 1998 is attributable to non-cash items including depreciation and amortization of approximately $84,000 and approximately $40,000 of costs associates with professional fees.

Liquidity and Capital Resources

         The Company's working capital at September 30, 1998 was a deficiency of $23,593 versus working capital of $134,059 at June 30, 1998. The decrease in working capital is primarily attributable to a decrease in inventory. The Company has made a conscious effort to limit inventory levels in light of the reduced sales for the quarter. The days sales in accounts receivable is approximately 64 days compared to 51 days at June 30, 1998. The increase in the days sales is attributed to a slow down in the pay cycle of certain customers at the Company's Federal operation. This trend is not expected to continue. The inventory turnover is 76 days compared to 83 days at June 30, 1998. The Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1999, consisting of its normal business operations. The Company used approximately $83,182 of cash for operating activities for the three months ended September 30, 1998, $35,856 for investing activities and received approximately $208,768 from financing activities, primarily from increased short term debt.

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

Year 2000

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

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.


Item 6.     Exhibits and Report on Form 8-K.

      (a)   Exhibits.

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

      (b) Reports on Form 8-K.

      During the three months ended the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission:

      1. On July 10, 1998 the Company filed a Report on Form 8-K disclosing its sale of LPS Acquisition Corp.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Coventry Industries Corp.,
                                        a Florida corporation

Date: November 10, 1998                 By: /s/ Robert Hausman
                                            -------------------
                                            Robert Hausman,
                                            President