Form 10KSB/A
period 1998-06-30
COVENTRY INDUSTRIES CORP
filed 1998-12-23
CIK 893771

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-KSB/A-2
(Mark One)
  [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Transitional Small Business Disclosure Form (check one):

         Yes               No   X

                                Explanatory Note

This Form 10-KSB/A-2 is filed to amend the following items:

1. Item 6 - Add disclosure that the Company's auditors have issued a going concern opinion.

2. Item 7 - Revised auditors opinions to reflect a going concern qualification and to add the audit report of Reel & Swafford, PLLC.

3. Item 9 - Modify the biography of Robert Hausman.

4. Exhibits - Add accountants consent.

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

         The report of the Company's independent auditors includes an explanatory paragraph that describes the Company's ability to continue as a going concern. The Company is exploring various alternatives to raise additional capital and to reduce expenses.

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

                          Independent Auditors' Report



The Board of Directors and Stockholders
Coventry Industries Corp.

We have audited the accompanying consolidated balance sheet of Coventry Industries Corp. as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit. We did not audit the financial statements of Industrial Fabrication & Repair, Inc., and Workforce Properties Corp., wholly owned subsidiaries, which statements reflect total assets of fifty-two percent (52%) as of June 30, 1998 and total revenues of forty-one percent (41%) for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Industrial Fabrication & Repair. Inc. and Workforce Properties Corp., is based solely on the report of the other auditors.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Sweeney, Gates & Co.




Fort Lauderdale, Florida
September 28, 1998

                       [Reel & Swafford, PLLC Letterhead]

                         Report of Independent Auditors



To the Board of Directors
Industrial Fabrication and Repair, Inc.

We have audited the accompanying balance sheet of Industrial Fabrication and Repair, Inc. (the Company) as of June 30, 1998, and the related statements of operations, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Fabrication and Repair, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Reel & Swafford, PLLC

Certified Public Accountants

Knoxville, Tennesse
September 11, 1998, except for Note 9 as to which the date is September 30, 1998

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

         Robert Hausman. Mr. Hausman joined the Company's Board of Directors and was elected President on June 1, 1997 following the acquisition of Federal. See
Item 1. Business - Overview. Mr. Hausman, who was elected Chairman of the Board in September 1997, also serves on the Board of Directors of each of the Company's subsidiaries and is a member of the Audit Committee. Mr. Hausman devotes substantially all of his time and attention to the business of the Company. From October 1994 to October 1997, Mr. Hausman was President and Chief Executive Officer of Federal and since May 1995, Mr. Hausman has also been 25% shareholder of South Eastern Sound & Communications, Inc., a Boca Raton based sales, service and installation company of sound and communications systems. In addition, since May 1996 Mr. Hausman has owned a one-third interest in All-Star Sports Camp, Boca Raton, Florida. From July to October 1994, Mr. Hausman was engaged in organization and pre-operating activity for Federal. From February 1982 until July 1994, Mr. Hausman was a 50% owner and Executive Vice President of Bedford Weaving Mills, a Bedford, Virginia based speciality textile mill. Bedford Weaving Mills was acquired by Mr.Hausman and his partner in February 1982 from Belding Hemingway, Inc.(NYSE:BHY). Mr. Hausman received a B.S. in Management and Marketing in 1977 from Philadelphia College of Textiles and an MBA in Marketing and Management in 1978 from Babson College.

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

21 Subsidiaries of the Registrant is hereby incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998

23.1              Consent of Reel & Swafford, PLLC


27                Financial Data Schedule

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





December 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                   Date
---------                               -----                   ----


/s/ Robert Hausman                      President,           December 18, 1998
----------------------------            Chairman
Robert Hausman



/s/ Mark Weisz                          Director             December 18, 1998
----------------------------
Mark Weisz



/s/ Lester Gann                         Director             December 18, 1998
----------------------------
Lester Gann



/s/ C. Lawrence Rutstein                Director             December 18, 1998
----------------------------
C. Lawrence Rutstein