Form 10QSB
period 1998-12-31
COVENTRY INDUSTRIES CORP
filed 1999-02-22
CIK 893771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998

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

           1900 Corporate Blvd., Suite 400 East, Boca Raton, FL 33431
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  561-988-2544
       -----------------------------------------------------------------
                           (Issuer's telephone number)

               7777 Glades Road., Suite 211, Boca Raton, FL 33434
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (x) No ( ).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 1999 the registrant had issued and outstanding 6,300,000 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998

                                                                                                December            June
                                 ASSETS                                                         31, 1998           30,1998
                                 ------                                                         --------           -------
                                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                               $    31,573       $     52,188
     Accounts receivable, net of allowance for doubtful accounts
         of $50,000                                                                            2,956,815          1,196,993
     Inventory                                                                                 1,008,138          1,071,140
     Other current assets                                                                        211,957            198,255
                                                                                             -----------       ------------
              Total current assets                                                             4,208,483          2,518,576
Property, plant and equipment, net of accumulated depreciation                                 2,766,525          2,762,667
Goodwill, net of accumulated amortization                                                      2,369,862          1,391,724
Other assets                                                                                     596,374            702,153
                                                                                             -----------       ------------

              Totals                                                                         $ 9,941,244       $  7,375,120
                                                                                             ===========       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
     Current portion of long-term debt                                                       $   290,381       $    322,655
     Short-term notes payable                                                                    504,547            335,902
     Accounts payable and accrued expenses                                                     1,793,383          1,574,136
     Demand note payable to stockholder                                                          282,000
     Note payable to former stockholder                                                          175,000            151,824
                                                                                             -----------       ------------
              Total current liabilities                                                        3,045,311          2,384,517
Long-term debt, net of current portion                                                         1,762,246            395,325
Minority interest                                                                                123,000
                                                                                             -----------       ------------
              Total liabilities                                                                4,930,557          2,779,842
                                                                                             -----------       ------------
Stockholders' equity:
     Series A preferred stock, $.001 per value; 30 shares authorized,
         issued and outstanding                                                                     -                  -
     Series C preferred stock, $.001 par value; 30,000 shares
         authorized, issued and outstanding                                                           30                 30
     Series E preferred stock, $.001 par value; 115,000 shares
         authorized, 55,000 and 115,000 shares issued and out-
         standing                                                                                     55                115
     5% convertible preferred stock, $.001 par value; 2,500 shares
         authorized, 1,250 shares issued and outstanding                                               1                  1
     Common stock, $.001 par value; 25,000,000 shares authorized,
         6,300,000 and 3,032,797 shares issued and outstanding                                     6,300              3,033
     Additional paid-in capital                                                               23,485,967         21,398,987
     Unearned compensation and advertising fees                                               (2,311,292)        (2,311,292)
     Accumulated deficit                                                                     (16,170,374)       (14,495,596)
                                                                                              -----------       ------------
              Total stockholders' equity                                                       5,010,687          4,595,278
                                                                                             -----------       ------------
              Totals                                                                         $ 9,941,244       $  7,375,120
                                                                                             ===========       ============

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)




                                                                      Six Months                      Three Months
                                                                  Ended December 31,                Ended December 31,
                                                            ----------------------------      -----------------------------
                                                                 1998            1997             1998              1997
                                                            -----------      -----------      -----------       -----------
Revenues                                                    $ 3,873,589      $ 5,196,354      $ 2,257,994       $ 2,842,816
Cost of revenues                                              2,581,906        3,881,832        1,431,286         2,185,749
                                                            -----------      -----------      -----------       -----------
Gross profit                                                  1,291,683        1,314,522          826,708           657,067
                                                            -----------      -----------      -----------       -----------
Selling, general and administrative
    expenses                                                  2,409,324        2,317,676        1,932,392         1,601,554
Professional fees                                               192,237          647,471          152,365           600,000
Depreciation and amortization                                   192,667          219,174          108,272           136,620
                                                            -----------      -----------      -----------       -----------
        Totals                                                2,794,228        3,184,321        2,193,029         2,338,174
                                                            -----------      -----------      -----------       -----------
Operating loss                                               (1,502,545)      (1,869,799)      (1,366,321)       (1,681,107)
                                                            -----------      -----------      -----------       -----------
Other income (expense):
    Interest                                                    (94,932)        (100,500)         (51,832)          (65,285)
    Other                                                        (7,551)          15,160           (7,551)          (12,172)
                                                            -----------      -----------      -----------       -----------
        Totals                                                 (102,483)         (85,340)         (59,383)          (77,457)
                                                            -----------      -----------      -----------       -----------
Net loss                                                     (1,605,028)      (1,955,139)      (1,425,704)       (1,758,564)

Dividends on preferred stock                                     69,750                            34,875
                                                            -----------      -----------      -----------       -----------

Net loss applicable to common stock                         $(1,674,778)     $(1,955,139)     $(1,460,579)      $(1,758,564)
                                                            ===========      ===========      ============      ===========


Basic loss per common share                                       $(.45)           $(.79)           $(.33)            $(.63)
                                                                  =====            =====            =====             =====

Weighted average common shares
    outstanding                                               3,732,145        2,461,003        4,431,492         2,790,371
                                                            ===========      ===========      ============      ===========

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)

                                                      Preferred Stock
                         -----------------------------------------------------------------------
                             Series A         Series C          Series E         5% Convertible
                         ---------------   ---------------    ----------------   ---------------
                         Shares   Amount   Shares   Amount    Shares    Amount   Shares   Amount
                         ------   ------   ------   ------    ------    ------   ------   ------
Balance, July 1, 1998      30               30,000   $30      115,000    $115    1,250      $1

Common stock issued
    for:
    Purchase business
      combination

    Conversion of Series
      E preferred stock                                       (60,000)    (60)

    Professional and
      other services,
      employee compensa-
      tion and other
      expenses

Dividends declared

Net loss
                           --    ---        ------   ---       ------   -----    -----      --
Balance, December
    31, 1998               30    $ -        30,000   $30       55,000   $  55    1,250      $1
                           ==    ===        ======   ===       ======   =====    =====      ==

(RESTUBBED TABLE)

                                                               Unearned
                                                               Compensa-
                              Common Stock       Additional    tion and
                           ------------------     Paid-in     Advertising    Accumulated
                            Shares     Amount     Capital        Fees          Deficit         Total
                            ------     ------     -------        ----          -------         -----
Balance, July 1, 1998      3,032,797   $3,033    $21,398,987  $(2,311,292)   $(14,495,596)   $4,595,278

Common stock issued
    for:
    Purchase business
      combination            946,000      946        876,804                                    877,750

    Conversion of Series
      E preferred stock      600,000      600           (540)

    Professional and
      other services,
      employee compensa-
      tion and other
      expenses             1,721,203    1,721      1,210,716                                  1,212,437

Dividends declared                                                                (69,750)      (69,750)
Net loss                                                                       (1,605,028)   (1,605,028)
                           ---------   ------    -----------  -----------    ------------    ----------
Balance, December
    31, 1998               6,300,000   $6,300    $23,485,967  $(2,311,292)   $(16,170,374)   $5,010,687
                           =========   ======    ===========  ===========    ============    ==========

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                                                1998                 1997
                                                                                             ------------       ----------
Operating activities:
     Net loss                                                                                $(1,605,028)       $(1,955,139)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                                            133,996            167,776
         Amortization                                                                             58,671             51,398
         Common stock issued for services, compensation and
              other expenses                                                                   1,212,437            591,904
         Changes in operating assets and liabilities, net of effects of purchased businesses:
              Accounts receivable                                                                 93,924            (83,597)
              Inventory                                                                           97,449           (243,799)
              Other current assets                                                                 6,827           (217,895)
              Other assets                                                                        71,653           (111,252)
              Accounts payable and accrued expenses                                             (214,991)           813,218
                                                                                             -----------        -----------
                  Net cash used in operating activities                                         (145,062)          (987,386)
                                                                                             -----------        -----------
Investing activities:
     Purchase of property and equipment                                                          (26,209)          (132,241)
     Purchases of businesses, net of cash received                                                (2,636)           (64,927)
                                                                                             -----------        -----------
                  Net cash used in investing activities                                          (28,845)          (197,168)
                                                                                             -----------        -----------
Financing activities:
     Net short-term borrowings (repayments)                                                      168,645            (85,646)
     Proceeds from note payable to stockholder                                                   170,000
     Payments on note payable to stockholder                                                     (20,000)
     Proceeds of long-term borrowings                                                                               165,499
     Repayments of long-term borrowings                                                         (165,353)
     Issuance of common stock                                                                                       788,951
                                                                                             -----------        -----------
                  Net cash provided by financing activities                                      153,292            868,804
                                                                                             -----------        -----------
Decrease in cash and cash equivalents                                                            (20,615)          (315,750)
Cash and cash equivalents, beginning of period                                                    52,188            335,321
                                                                                             -----------        -----------
Cash and cash equivalents, end of period                                                     $    31,573        $    19,571
                                                                                             ===========        ===========

Supplemental disclosure of cash flow data:
     Interest paid                                                                           $    94,932        $   100,500
                                                                                             ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Coventry Industries Corp. and its subsidiaries (collectively, the "Company") as of December 31, 1998 and its results of operations for the six and three months ended December 31, 1998 and 1997, changes in stockholders' equity for the six months ended December 31, 1998 and cash flows for the six months ended December 31, 1998 and 1997. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 1998 and for the years ended June 30, 1998 and 1997 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

                The results of the Company's operations for the six and three months ended December 31, 1998 are not necessarily indicative of the results of operations for the full year ending June 30, 1999.


Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the six and three months ended December 31, 1998 and 1997 and, accordingly, the assumed effects of the conversion of all of the Company's outstanding shares of 5% convertible preferred stock and the exercise of all of the Company's outstanding stock options and the application of the treasury stock method would have been anti-dilutive.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Purchase business combination:
                On December 7, 1998, the Company consummated an agreement whereby it acquired 80.1% of the issued and outstanding shares of common stock of BSD Healthcare Industries, Inc. ("BSD") in exchange for 946,000 shares of the Company's common stock (or approximately 19.9% of its then outstanding common shares). BSD was incorporated in 1989 as a "blind pool" or blank check" company for the purpose of either merging with or acquiring an operating company. BSD did not conduct any operations of a commercial nature or have any significant activities until February 1, 1998 when it acquired 100% of the common stock of two commonly-controlled companies, Respiratory Care Services, Inc. ("RCSI") and RCS Subacute, Inc. ("Subacute"). BSD is a holding company. RCSI, which was incorporated on July 1, 1988, provides quality respiratory therapy staff in a variety of health care settings. Subacute, which was incorporated on October 19, 1995, provides credentialed, licensed therapists experienced in all phases of skilled and subacute respiratory care. These services are provided primarily to Medicare patients.

                The Company has accounted for the acquisition of its 80.1% interest in BSD pursuant to the purchase method of accounting and, accordingly, the accompanying historical condensed consolidated financial statements include the results of operations of BSD and its subsidiaries from December 7, 1998, the date of acquisition. The cost of the acquisition of BSD and its subsidiaries was $877,750, of which $827,750 is the estimated fair value of the 946,000 shares of common stock issued by the Company to the former stockholders of BSD at the date of acquisition and the balance of $50,000 is the approximate amount of the Company's cash payments for legal, accounting and other costs related to the purchase.

                The cost of acquiring BSD and its subsidiaries, which exceeded the fair value of the net assets acquired by $1,036,809, was allocated as follows:

                  Cash and cash equivalents                           $  47,364
                  Accounts receivable                                 1,853,746
                  Goodwill                                            1,036,809
                  Other current and noncurrent assets                   111,267
                  Long-term debt                                     (1,500,000)
                  Other current liabilities                            (548,436)
                  Minority interest in subsidiaries of BSD             (123,000)
                                                                      ---------
                      Total cost of acquisition                       $ 877,750
                                                                      =========
                                      -6-

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Purchase business combination (concluded):
                The following unaudited pro forma information (in thousands, except per share amounts) shows the results of operations for the six and three months ended December 31, 1998 and 1997 as though the acquisition of BSD and its subsidiaries had been consummated on July 1, 1997:

                                                                          Six Months                   Three Months
                                                                            Ended                          Ended
                                                                          December 31,                   December 31,
                                                                    ----------------------         ----------------------
                                                                      1998           1997            1998           1997
                                                                    -------        -------         -------        -------
                    Revenue                                         $ 6,228        $ 7,551         $ 3,391        $ 3,976
                    Cost of revenue                                   4,146          5,446           2,141          2,895
                                                                    -------        -------         -------        -------
                    Gross profit                                      2,082          2,105           1,250          1,081
                    Other expenses                                    3,335          3,709          (2,521)         2,685
                                                                    -------        -------         -------        -------
                    Net loss                                         (1,253)        (1,604)         (1,271)        (1,604)
                    Dividends on preferred stock                         70                             35
                                                                    -------        -------         -------        -------
                    Net loss applicable to common
                       stock                                        $(1,323)       $(1,604)        $(1,306)       $(1,604)
                                                                    =======        =======         =======        =======

                    Basic loss per common share                       $(.31)         $(.47)          $(.29)         $(.43)
                                                                      =====          =====           =====          =====

                    Weighted average common
                       shares outstanding                         4,275,427      3,407,003       4,572,058      3,736,371
                                                                  =========      =========       =========      =========

               In addition to combining the historical results of operations of the Company and BSD and its subsidiaries for each period, the unaudited pro forma results of operations include adjustments primarily to reflect for the entire period (i) the amortization of the goodwill recorded in connection with the acquisition of RCS based on an estimated useful life of five years and (ii) interest expense on a term loan obtained by BSD to finance the acquisition of its subsidiaries. The unaudited pro forma results of operations set forth above do not purport to represent what the combined results of operations actually would have been if the acquisition of BSD and its subsidiaries had been consummated on July 1, 1997 instead of December 7, 1998 or what the results of operations would be for any future periods.

               Additional audited and unaudited historical financial statements of BSD and its subsidiaries, including information with respect to the long-term obligations of BSD acquired by the Company, and unaudited pro forma information combining the accounts of the Company and BSD and its subsidiaries is included in the Company's Current Report on Form 8-K for December 1998 that was previously filed with the SEC on December 22, 1998. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the historical and pro forma financial statements and the other information included in the Form 8-K.

                                      * * *

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

Results of Operations

Six months ended December 31, 1998 vs. six months ended December 31, 1997

           Consolidated revenues for the six months ended December 31, 1998 decreased $1,322,765 or approximately 25% from the six months ended December 31, 1997. This decrease is mainly attributable to (i) the sale of LPS Acquisition Corp. ("LPS") to The American Group, Inc. resulting in no revenues from LPS for the six month period ended December 31, 1998 versus $897,876 in revenues for the six month period ended December 31, 1997, (ii) the sale of Apollo Pipe & Valve ("Apollo") effective June 1998 resulting in no revenues from Apollo for the six month period ended December 31, 1998 versus $155,487 in revenues for the six month period ended December 31, 1997, (iii) the sale of American Industrial Management, Inc. ("AIM") effective June 1998 resulting in no revenues from AIM for the six month period ended December 31, 1998 versus $382,303 in revenues for the six month period ended December 31, 1997 and (iv) a decrease of approximately $309,000 in revenues for Federal Supply due to an overall decrease in the operations of Federal. These decreases were offset by the acquisition of 80% of BSD Healthcare effective December 1, 1998. This resulted in an increase in revenue $530,808 from the month of December for the six month period ended December 31, 1998 versus no revenues for the six month period ended December 31, 1997.

         Gross profit margins as a percentage of revenues for the six months ended December 31, 1998 increased approximately 8% to approximately 33% from approximately 25% for the comparable six months ended December 31, 1997. The Company's gross profit percentage has increased due to the sale of LPS and Apollo which have historically had significantly lower gross profit margins than the Company's remaining subsidiaries.

         Operating expenses decreased approximately 12% for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 primarily as a result of decreased professional fees and depreciation and amortization expenses. SG&A on a consolidated basis increased approximately $91,648 (or 4%) during the six months ended December 31, 1998 from the six months ended December 31, 1997 as a result of the addition of SG&A expenses attributable to BSD which was not part of the consolidated group in the prior period. Other operating expenses were non-cash items including depreciation and amortization and professional fees of approximately $385,000 for the six months ended December 31, 1998 compared to approximately $867,000 for the six months ended December 31, 1997.

         The Company reported a net loss of $1,674,778 for the six months ended December 31, 1998 as compared to a net loss of $1,955,139 for the six months ended December 31, 1997. Approximately $1,405,000 of the net loss for the six months ended December 31, 1998 is attributable to non-cash items including (i) depreciation and amortization of approximately $193,000, (ii) approximately $132,000 of costs associated with professional fees, (iii) approximately $437,000 of costs associated with issuance of stock with respect to employment agreements, (iv) approximately $298,000 of costs associated with settlement of certain outstanding claims through the issuance of stock and (v) approximately $345,000 of cost associated with the issuance of stock to certain consultants.

Three months ended December 31, 1998 vs. three months ended December 31, 1997

Consolidated revenues for the three months ended December 31, 1998 decreased $584,822 or approximately 21% from the three months ended December 31, 1997. This decrease is mainly attributable to (i) the sale of LPS Acquisition Corp. ("LPS") to The American Group, Inc. resulting in no revenues from LPS for the three month period ended December 31, 1998 versus $626,223 in revenues for the three month period ended December 31, 1997, (ii) the sale of Apollo Pipe & Valve ("Apollo") effective June 1998 resulting in no revenues from Apollo for the three month period ended December 31, 1998 versus $114,427 in revenues for the three month period ended December 31, 1997 and (iii) the sale of American Industrial Management, Inc. ("AIM") effective June 1998 resulting in no revenues from AIM for the three month period ended December 31, 1998 versus $248,983 in revenues for the three month period ended December 31, 1997. These decreases were offset by the acquisition of BSD Healthcare effective December 1, 1998. This resulted in revenues of $530,808 for one month for the three month period ended December 31, 1998 versus no revenues for the three month period ended December 31, 1997.

         Gross profit margins as a percentage of revenues for the three months ended December 31, 1998 increased approximately 14% to approximately 37% from approximately 23% for the comparable three months ended December 31, 1997. The Company's gross profit percentage has increased due to the sale of LPS and Apollo which have historically had significantly lower gross profit margins than the Company's remaining subsidiaries.

Operating expenses decreased approximately 6% for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 primarily as a result of decreased professional fees. SG&A on a consolidated basis increased approximately $330,838 (or 21%) during the three months ended December 31, 1998 from the three months ended December 31, 1997 as a result of the addition of SG&A expenses attributable to BSD which was not part of the consolidated group in the prior period. Other operating expenses were non-cash items including depreciation and amortization and professional fees of approximately $260,000 for the three months ended December 31, 1998 compared to approximately $737,000 for the three months ended December 31, 1997.

         The Company reported a net loss of $1,460,579 for the three months ended December 31, 1998 as compared to a net loss of $1,758,564 for the three months ended December 31, 1997.

Liquidity and Capital Resources

         The Company's working capital at December 31, 1998 was $1,163,172 compared to $134,059 at June 30, 1998. The increase in working capital is primarily attributable to an increase in accounts receivable resulting from the BSD acquisition. The Company does not presently anticipate any significant capital expenditures, in order to pursue the Company's plan of operations for fiscal 1999, consisting of its normal business operations. The Company used approximately $145,062 of cash for operating activities for the six months ended December 31, 1998, $28,845 for investing activities and received approximately $153,292 from financing activities, primarily from increased short term debt. The Company will be required to raise additional working capital to fund its plan of operations for the balance of fiscal 1999.

         In January 1998 the Company completed a private placement of 5% Convertible Preferred Stock, resulting in gross proceeds of $1,250,000. The Company filed a proxy statement for a special meeting of shareholders at which the conversion terms of additional shares of 5% Convertible Preferred Stock would be submitted for approval by the Company's shareholders; however, no meeting date was set. In February 1999, the Company and the holder of the Preferred Stock entered into an agreement pursuant to which the Preferred Stock will be exchanged for (i) $600,000 in cash, (ii) convertible notes aggregating $819,000 with fixed conversion prices (iii) a nonconvertible note for $81,000
(iv) 250,000 shares of Common Stock and (v) the cancellation of outstanding warrants. As of February 16, 1999, the Company owed the holder approximately $255,000 of dividends and penalties and the holder had the right to require the Company to redeem the 1250 outstanding shares for $1300 per share. Readers are encouraged to carefully review the preliminary proxy statement currently on file with the Securities and Exchange Commission for a complete description of the private placement and the conversion terms of the 5% Convertible Preferred Stock. The funds received from the private placement have been utilized and the Company is engaged in a private placement of Common Stock and warrants to raise additional funds to fund its plan of operations for the balance of fiscal 1999 and to pay the above-described payment. (The securities being offered have not been registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or any applicable exemption from the registration requirement).Additionally, a substantial portion (approximately $2,170,000) of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement. The Company also borrowed funds from its president.

Year 2000

The Company has been and continues to be in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company has modified certain systems to be Year 2000 compliant. The Company does not expect that the cost to modify its information technology infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be compliant. The Company does not currently have information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's major suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities and Use of Proceeds.

                  During the three months ended December 31, 1998, the Company issued an aggregate of 3,195,000 shares of Common Stock as follows: (i) 946,000 shares in the BSD acquisition, (ii) 665,000 shares to Lester Gann, president of the Company's IFR subsidiary in connection with the amendment of his employment agreement, (iii) 600,000 to Robert Hausman, the Company's president, upon conversion of outstanding preferred stock, (iv) an aggregate of 545,000 shares to, certain consultants for payment of accrued consulting fees and other services (v) 305,000 shares to settle two outstanding claims against the Company, (vi) 100,667 shares to pay legal fees and (vii) 33,333 as a severance payment to an ex-officer of the Company. None of these shares were issued for cash. All shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 3.     Defaults Upon Senior Securities.

            As of December 31, 1998, the Company had a dividend arrearage of $59,895 and accrued penalties of $150,000 for its 5% Convertible Preferred Stock which increased to a dividend arrearage of $67,708 and accrued penalties of $187,500, as of February 17, 1999.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

                  See the Company's Current Report on Form 8-K filed December 22, 1998 for a description of the Exchange Agreement and related agreements, modifications to employment agreements and the issuance of shares for payment of consulting fees and other accrued expenses.

As previously disclosed, the Company received a letter from the Nasdaq SmallCap Market indicating that the Company had until February 19, 1999 to regain compliance with the continued listing standards. On February 17, 1999, the Company requested a hearing, which stayed the delisting process. The Company expects to be in compliance with the listing standards prior to the hearing date.

In February 1999, the Company entered into a Settlement Agreement with M. Shulman & Associates pursuant to which Shulman agreed to waive any future fees, including those that may be due in connection with the completed BSD transaction, in exchange for the Company transferring the 120,000 shares of the American Group, Inc. owned by it and the assumption by the Company of $100,000 of Notes held by Robert Hausman, the Company's president.

Item 6.     Exhibits and Report on Form 8-K.

      (a)   Exhibits.

2.8 Exchange Agreement dated as of September 29, 1998 by and among Coventry Industries, Inc. ("Coventry"), BSD Healthcare Industries, Inc. ("BSD"), certain shareholders of BSD, People First LLC ("PF")and the members of PF (the Exchange Agreement")

4.2 Termination and Amendment Agreement dated December 9, 1998 between the Company and Barron Chase Securities, Inc.

10.4 Management agreement between Workforce Systems Corp. and Robert Hausman is hereby incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

10.5 Amended and Restated Consulting Acquisition Management Agreement between Workforce Systems Corp. and Manny J. Shulman and Shulman & Associates, Inc. is hereby incorporated by reference to the registration statement on Form S-8 as filed with the Securities and Exchange Commission on September 24, 1997

10.6 Stock Purchase and Sale Agreement dated September 22, 1997 between Workforce Systems Corp., a Florida corporation, and Darren Apel, Barbara Hausman and Ronna Newman Rutstein, as shareholders of LPS Acquisition Corp. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 1997

10.7 Conversion Agreement dated October 7, 1997 between Workforce Systems Corp., Federal Supply, Inc. and Robert Hausman and Barbara Hausman is hereby incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

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

10.12             Intentionally deleted.

10.13 Amendment dated November 9, 1998 to Employment Agreement Dated May 1, 1998 Between Industrial Fabrication and Repair, Coventry Industries Corp, and Lester Gann is hereby incorporated to the Current Report on Form 8-K filed December 22, 1999.

10.14 Amendment dated as of December 1, 1998 to Management Agreement dated July 1, 1997 and amended November 1, 1997 between the Company and Robert Hausman is hereby incorporated to the Current Report on Form 8-K filed December 22, 1999.

10.15 Voting Agreement dated December 3, 1998 among Robert Hausman, Lester Gann, Ronald Wilheim, Stephen Rosedale, Yucatan Holdings,Connie Steinmetz, Strategic Capital Holdings, Inc. and Arizona Development Corporation is hereby incorporated to the Current Report on Form 8-K filed December 22, 1999.

10.16 Consulting Agreement between the Company and Connie Steinmetz dated as of November 2, 1998 is hereby incorporated to the Current Report on Form 8-K filed December 22, 1999.

10.17 Consulting Agreement between the Company and Strategic Development dated as of November 9, 1998 is hereby incorporated to the Current Report on Form 8-K filed December 22, 1999.

10.18 Exchange Agreement dated February 3, 1999 between the Company and ProFutures Special Equities Fund, L.P.

10.19 Settlement Agreement dated February __, 1999 among the Company, M. Shulman & Associates and Robert Hausman.


         (b) Reports on Form 8-K.

         During the three months ended the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission:

         On December 22, 1998 the Company filed a Report on Form 8-K disclosing its completion of the acquisition of 80% of BSD Healthcare pursuant to the Exchange Agreement, and certain other matters.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Coventry Industries Corp.,
                                        a Florida corporation

Date: February __, 1999                 By: /s/ Robert Hausman
                                            -------------------
                                            Robert Hausman,
                                            President