Form 10QSB
period 1999-03-31
COVENTRY INDUSTRIES CORP
filed 1999-05-17
CIK 893771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

              1900 Corporate Blvd, Suite 400 East, Boca Raton, FL 33431
       -----------------------------------------------------------------
                   (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1998 the registrant had issued and outstanding 1,090,548 shares of common stock.

     Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998

                                                                                 March                June
                                          ASSETS                               31, 1999             30, 1998
                                                                             ------------          ------------
                                                                              (Unaudited)          (See Note 1)
Current assets:
     Cash and cash equivalents                                               $    492,464          $     52,188
     Accounts receivable, net of allowance for doubtful accounts
         of $80,986 and $50,000                                                 1,989,278             1,196,993
     Inventory                                                                    945,305             1,071,140
     Other current assets                                                         272,583               198,255
                                                                             ------------          ------------
              Total current assets                                              3,699,630             2,518,576
Property, plant and equipment, net of accumulated depreciation                  2,705,200             2,762,667
Goodwill, net of accumulated amortization                                       2,284,266             1,391,724
Other assets                                                                      672,528               702,153
                                                                             ------------          ------------

              Totals                                                         $  9,361,624          $  7,375,120
                                                                             ============          ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                   $  1,523,121          $  1,574,136
     Current portion of long-term debt                                            285,321               322,655
     8% convertible and nonconvertible notes payable                              900,000
     Note payable to former stockholder                                           175,000               151,824
     Noninterest bearing demand note payable to stockholder                       382,000
     Other short-term notes payable                                               496,544               335,902
                                                                             ------------          ------------
              Total current liabilities                                         3,761,986             2,384,517
Long-term debt, net of current portion                                          1,650,202               395,325
Minority interest                                                                  63,537
                                                                             ------------          ------------
              Total liabilities                                                 5,475,725             2,779,842
                                                                             ------------          ------------
Stockholders' equity:
     Series A preferred stock, $.008 par value; 4 shares authorized,
         issued and outstanding                                                      --                    --
     Series C preferred stock, $.008 par value; 3,750 shares
         authorized; 3,750 shares issued and outstanding (1998)                      --                      30
     Series E preferred stock, $.008 par value; 14,375 shares
         authorized; 6,875 and 14,375 shares issued and outstanding                    55                   115
     5% convertible preferred stock, $.008 par value; 313 shares
         authorized; 156 shares issued and outstanding (1998)                        --                       1
     Common stock, $.008 par value; 3,125,000 shares authorized;
         1,090,548 and 379,100 shares issued and outstanding                        8,724                 3,033
     Additional paid-in capital                                                22,780,418            21,398,987
     Unearned compensation and advertising fees                                (2,211,292)           (2,311,292)
     Accumulated deficit                                                      (16,692,006)          (14,495,596)
                                                                             ------------          ------------
              Total stockholders' equity                                        3,885,899             4,595,278
                                                                             ------------          ------------

              Totals                                                         $  9,361,624          $  7,375,120
                                                                             ============          ============

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                       Nine Months                   Three Months
                                                     Ended March 31,                Ended March 31,
                                             ---------------------------     ---------------------------
                                                  1999            1998           1999            1998
                                             -----------     -----------     -----------     -----------
Revenues                                     $ 6,413,195     $ 5,763,172     $ 2,008,798     $ 1,620,181
Cost of revenues                               4,463,353       4,039,087       1,575,609       1,233,829
                                             -----------     -----------     -----------     -----------
Gross profit                                   1,949,842       1,724,085         433,189         386,352
                                             -----------     -----------     -----------     -----------

Selling, general and administrative
    expenses                                   3,333,120       1,571,222         698,826         101,346
Professional fees                                239,413         747,471          47,176         100,000
Depreciation and amortization                    309,055         261,412         116,388          42,238
                                             -----------     -----------     -----------     -----------
           Totals                              3,881,588       2,580,105         862,390         243,584
                                             -----------     -----------     -----------     -----------

Operating income (loss)                       (1,931,746)       (856,020)       (429,201)        142,768
                                             -----------     -----------     -----------     -----------

Other income (expense):
    Interest                                    (235,127)        (86,891)       (132,644)         (9,555)
    Income applicable to minority
        interest                                  59,463                          59,463
    Other                                                          6,847                             520
                                             -----------     -----------     -----------     -----------
           Totals                               (175,664)        (80,044)        (73,181)         (9,035)
                                             -----------     -----------     -----------     -----------

Income (loss) from continuing
    operations                                (2,107,410)       (936,064)       (502,382)        133,733
Loss from discontinued operations                             (1,166,361)                       (781,019)
                                             -----------     -----------     -----------     -----------

Net loss                                      (2,107,410)     (2,102,425)       (502,382)       (647,286)

Dividends on preferred stock                      89,000                          19,250
                                             -----------     -----------     -----------     -----------

Net loss applicable to common stock          $(2,196,410)    $(2,102,425)    $  (521,632)    $  (647,286)
                                             ===========     ===========     ===========     ===========

Basic loss per common share:
    Basic income (loss) from continuing
        operations                          $     (3.63)    $     (3.31)    $      (.59)    $       .38
    Loss from discontinued operations                             (4.12)                          (2.21)
                                             -----------     -----------     -----------     -----------

Net loss per common share                    $     (3.63)    $     (7.43)    $      (.59)    $     (1.83)
                                             ===========     ===========     ===========     ===========

Weighted average common shares
    outstanding                                  604,952         283,035         886,564         353,564
                                             ===========     ===========     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                 Preferred Stock
                                  Series A              Series C             Series E            5% Convertible
                              Shares    Amount     Shares      Amount     Shares    Amount     Shares      Amount
                              ------    ------     ------      ------     ------    ------     ------      ------
Balance, July 1, 1998          4         $ -       3,750         $30      14,375     $115        156         $1
Common stock issued
  for:
  Purchase business
    combination
  Conversion of Series
    E preferred stock                                                     (7,500)     (60)
  Professional and
      other services, em-
      ployee compensa-
      tion and other ex-
      penses
   Common stock and
               warrants sold
               through private
               placement
   Repurchase of preferred
    stock                                         (3,750)        (30)                           (156)        (1)
Dividends declared
Net loss
                           -----       ----      --------      -----     -------   ------     ------      -----
Balance, March 31,
     1999                     4         $ -            -         $ -       6,875     $ 55          -         $-
                           =====       ====      ========      =====     =======   ======     ======      =====

                                                                           Unearned
                                                                           Compensa-
                                                              Additional    tion and
                                          Common Stock        Paid-in    Advertising    Accumulated
                                        Shares      Amount     Capital       Fees           Deficit         Total
                                        ------      ------     -------       ----           -------         -----
Balance, July 1, 1998                   379,100     $3,033    $21,398,987  $(2,311,292)  $(14,495,596)   $4,595,278
Common stock issued
  for:
  Purchase business
    combination                         118,250        946        876,804                                   877,750
  Conversion of Series
    E preferred stock                    75,000        600           (540)
  Professional and
      other services, em-
      ployee compensa-
      tion and other ex-
      penses                            236,948      1,895      1,322,316      100,000                    1,424,211
   Common stock and
               warrants sold
               through private
               placement                250,000      2,000        822,981                                   824,981
   Repurchase of preferred
    stock                                31,250        250     (1,640,130)                               (1,639,911)
Dividends declared                                                                            (89,000)      (89,000)
Net loss                                                                                   (2,107,410)   (2,107,410)
                                      ---------     ------    -----------  ----------    ------------    ----------
Balance, March 31,
     1999                             1,090,548     $8,724    $22,780,418  $(2,211,292)  $(16,692,006)   $3,885,899
                                      =========     ======    ===========  ===========   ============    ==========

* See Notes to Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                 1999              1998
                                                                             -----------       -----------
Operating activities:
     Net loss                                                                $(2,107,410)      $(2,102,425)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
         Depreciation                                                            203,296           186,967
         Amortization                                                            105,759            74,445
         Common stock issued for services, compensation and
              other expenses                                                   1,424,211           191,904
         Reserve for bad debts                                                    30,986
         Income applicable to minority interest                                   59,463
         Changes in operating assets and liabilities, net of effects of purchased businesses:
              Accounts receivable                                              1,030,472          (108,552)
              Inventory                                                          160,282           114,169
              Other current assets                                               (53,799)         (238,010)
              Other assets                                                        34,007          (111,252)
              Accounts payable and accrued expenses                             (456,003)          637,469
                                                                             -----------       -----------
                  Net cash provided by (used in) operating activities            431,264        (1,355,285)
                                                                             -----------       -----------

Investing activities:
     Purchase of property and equipment                                          (34,184)         (114,620)
     Purchases of businesses, net of cash received                                (2,636)          (11,154)
                                                                             -----------       -----------
                  Net cash used in investing activities                          (36,820)         (125,774)
                                                                             -----------       -----------

Financing activities:
     Net repayments of short-term borrowings                                    (163,611)         (290,866)
     Proceeds from note payable to stockholder                                   302,000
     Payments on note payable to stockholder                                     (20,000)
     Repayments of long-term borrowings                                         (282,457)
     Cash paid in connection with redemption of preferred
         stock                                                                  (614,991)
     Issuance of common stock and warrants                                       824,891         1,452,636
                                                                             -----------       -----------
                  Net cash provided by financing activities                       45,832         1,161,770
                                                                             -----------       -----------

Increase (decrease) in cash and cash equivalents                                 440,276          (319,289)
Cash and cash equivalents, beginning of period                                    52,188           335,321
                                                                             -----------       -----------

Cash and cash equivalents, end of period                                     $   492,464       $    16,032
                                                                             ===========       ===========

Supplemental disclosure of cash flow data:
     Interest paid                                                           $   235,127       $   131,913
                                                                             ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Coventry Industries Corp. and its subsidiaries (collectively, the "Company") as of March 31, 1999 and its results of operations for the nine and three months ended March 31, 1999 and 1998, changes in stockholders' equity for the nine months ended March 31, 1999 and cash flows for the nine months ended March 31, 1999 and 1998. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 1998 and for the years ended June 30, 1998 and 1997 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

                The results of the Company's operations for the nine and three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 1999.


Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the nine and three months ended March 31, 1999 and 1998 and, accordingly, the assumed effects of the conversion of all of the Company's outstanding shares of 5% convertible preferred stock and the exercise of all of the Company's outstanding stock options and the application of the treasury stock method would have been anti-dilutive.

                On March 22, 1999, the Company effected a 1-for-8 reverse split of its common stock. All preferred and common share and per share amounts (including the par value of each class of capital stock) in the accompanying unaudited condensed consolidated financial statements and these notes have been adjusted for the effects of the reverse split.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Purchase business combination:
                On December 7, 1998, the Company consummated an agreement whereby it acquired 80.1% of the issued and outstanding shares of common stock of BSD Healthcare Industries, Inc. ("BSD") in exchange for 118,250 shares of the Company's common stock (or approximately 19.9% of its then outstanding common shares). BSD was incorporated in 1989 as a "blind pool" or blank check" company for the purpose of either merging with or acquiring an operating company. BSD did not conduct any operations of a commercial nature or have any significant activities until February 1, 1998 when it acquired 100% of the common stock of two commonly-controlled companies, Respiratory Care Services, Inc. ("RCSI") and RCS Subacute, Inc. ("Subacute"). BSD is a holding company. RCSI, which was incorporated on July 1, 1988, provides quality respiratory therapy staff in a variety of health care settings. Subacute, which was incorporated on October 19, 1995, provides credentialed, licensed therapists experienced in all phases of skilled and subacute respiratory care. These services are provided primarily to Medicare patients.

                The Company has accounted for the acquisition of its 80.1% interest in BSD pursuant to the purchase method of accounting and, accordingly, the accompanying historical condensed consolidated financial statements include the results of operations of BSD and its subsidiaries from December 7, 1998, the date of acquisition. The cost of the acquisition of BSD and its subsidiaries was $877,750, of which $827,750 is the estimated fair value of the 118,250 shares of common stock issued by the Company to the former stockholders of BSD at the date of acquisition and the balance of $50,000 is the approximate amount of the Company's cash payments for legal, accounting and other costs related to the purchase.

                The cost of acquiring BSD and its subsidiaries, which exceeded the fair value of the net assets acquired by $1,036,809, was allocated as follows:

                  Cash and cash equivalents                       $    47,364
                  Accounts receivable                               1,853,746
                  Goodwill                                          1,036,809
                  Other current and noncurrent assets                 111,267
                  Long-term debt                                   (1,500,000)
                  Line of credit and other current liabilities       (548,436)
                  Minority interest in subsidiaries of BSD           (123,000)
                                                                  -----------

                      Total cost of acquisition                   $   877,750
                                                                  ===========

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Purchase business combination (concluded):
                The following unaudited pro forma information (in thousands, except per share amounts) shows the results of continuing operations for the nine months ended March 31, 1999 and 1998 as though the acquisition of BSD and its subsidiaries had been consummated on July 1, 1997:

                                                                        Nine Months
                                                                       Ended March 31,
                                                            ----------------------------------
                                                                 1999                  1998
                                                            ------------          ------------
                    Revenues                                 $ 7,954,940           $ 8,538,313
                    Cost of revenues                           5,650,318             6,175,624
                                                            ------------          ------------
                    Gross profit                               2,304,622             2,362,689
                    Other expenses                             4,785,547             3,971,080
                                                            ------------          ------------
                    Loss   from continuing operations         (2,480,925)           (1,608,391)
                    Dividends on preferred stock                  89,000
                                                            ------------          ------------
                    Loss from continuing operations
                       applicable to common stock            $(2,569,925)          $(1,608,391)
                                                             ===========           ===========
                    Basic loss from continuing operations
                       per common share                           $(3.83)               $(4.01)
                                                                  =======               =======
                    Weighted average common
                       shares outstanding                        671,657               401,285
                                                                 =======               =======

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

               Additional audited and unaudited historical financial statements of BSD and its subsidiaries, including information with respect to the short-term and long-term obligations of BSD acquired by the Company, and unaudited pro forma information combining the accounts of the Company and BSD and its subsidiaries is included in the Company's Current Report on Form 8-K for December 1998 (the "Form 8-K) that was previously filed with the SEC on December 22, 1998. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the historical and pro forma financial statements and the other information included in the Form 8-K.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Private placement:
               On March 10, 1999, the Company completed the sale, through a private placement, of 1,000,000 units at $1.00 per unit whereby it issued 250,000 shares of common stock, 1,000,000 Class A warrants and 1,000,000 Class B warrants and received net proceeds of $894,981. Each Class A and each Class B warrant will enable the holder to purchase one share of common stock at $1.50 and $1.75 per share, respectively, during the three year period from the date of issuance.


Note 5 - Redemption of preferred stock:
               On March 10, 1999, the Company redeemed all of the 1,250 shares of 5% convertible preferred stock then outstanding in exchange for total consideration with a fair value of $1,625,000 comprised of (i) cash payments of $600,000, (ii) the issuance of 8% convertible notes in the principal amount of $819,000 and an 8% nonconvertible note payable in the principal amount of $81,000 (see Note 6) and (iii) the issuance of a total of 31,250 shares of common stock with a fair value of $125,000 (or $4.00 per share). As of the date of the redemption, the Company was obligated to make cash payments of $1,625,000 to redeem the shares at the option of the holder. The Company also incurred costs of $14,911 in connection with the exchange. The issuances of notes and common stock in connection with the redemption of the preferred stock were noncash transactions and, accordingly, they are not reflected in the accompanying 1999 condensed consolidated statement of cash flows. Accounts payable and accrued expenses as of March 31, 1999 include $255,000 for the payment of dividends and penalties accrued prior to the redemption of the 5% convertible preferred stock.


Note 6 - 8% convertible and nonconvertible notes payable:
               The 8% convertible and nonconvertible notes (collectively, the "8% Notes") are payable at any time upon demand by the holders. The Company may not repay the notes prior to February 15, 2000 other than upon demand by a holder. The convertible notes become convertible into shares of common stock on April 1, 2000 as follows: (i) notes in the principal amount of $273,000 can be converted at $.91 per share into a total of 300,000 common shares; and (ii) notes in the principal amount of $546,000 can be converted at $1.36 per share into a total of 401,471 common shares.

                   COVENTRY INDUSTRIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Discontinued operations:
               As further explained in Note 3 of the notes to the Company's Audited Financial Statements, (i) on June 29, 1998, the Company completed the sale of all of the stock of LPS Acquisition Corp. ("LPS"), a distributor of high quality custom soil mixes to wholesale nurseries, which had been acquired in September 1997, and (ii) on March 31, 1998, the Company sold all of the outstanding shares of common stock of American Industrial Management, Inc. ("AIM"), a provider of industrial personnel for light manufacturing and assembly line operations, which had been acquired in February 1996. Accordingly, the results of operations of LPS and AIM have been reflected in the accompanying condensed consolidated statements of operations as discontinued operations.


Note 8 - Income taxes:
               As of June 30, 1998, the Company had net operating loss carryforwards of approximately $11,300,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2015 (see Note 13 in the Company's Audited Financial Statements). As a result of uncertainties related to the extent and timing of the Company's future taxable income, the Company has established valuation allowances equal to the potential benefits from such net operating loss carryforwards and the additional amounts arising from the loss incurred for the nine months ended December 31, 1998. Accordingly, the accompanying condensed consolidated statements of operations do not include income tax credits for any of the periods presented.

Item 2.     Management's Discussion of Financial Condition and Results
            Of Operations.

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

         The report of the Company's independent auditors for the fiscal year ended June 30, 1998 included an explanatory paragraph that there is a substantial doubt about the Company's ability to continue as a going concern unless it can improve its results of operations or obtain additional financing. Since that time, the Company has raised additional capital, reduced expenses, paid some liabilities with common stock and has acquired BSD, which is a profitable operation. BSD has experienced pricing pressures in the most recent quarter due to changes in reimbursement rates. The Company has taken steps to adjust its expenses and expects by the fourth quarter of fiscal 1999 to have regained its prior operating margins.

Results of Operations

Nine months ended March 31, 1999 as compared to nine months ended March 31, 1998

         Consolidated revenues for the nine months ended March 31, 1999 increased $650,023 or approximately 11% from the nine months ended March 31, 1998. This increase was primarily the result of the acquisition of 80.1% of BSD Healthcare ("BSD") effective December 1, 1998. This resulted in an increase in revenue of $1,455,855 from the nine month period ended March 31, 1999 versus no revenue for the nine month period ended March 31, 1998. This increase was offset by (i) a decrease of approximately $484,000 in revenues from Federal Supply due to an overall decrease in operations of Federal and (ii) a general decrease of approximately $853,000 in the Company's other operating entities.

         Gross profit margins as a percentage of revenues for the nine months ended March 31, 1999 were flat from the comparable nine months in fiscal 1998. The Company's gross profit percentage remained the same from prior quarters due to the fact that the profit margins for BSD have been negatively impacted by the changes in reimbursement rates in the most recent quarter since the acquisition was completed.

         Operating expenses increased approximately $1,301,000 or 50% for the nine months ended March 31, 1999 as compared to the comparable period ended March 31,1998. The major component of this increase was in selling, general, and administrative expenses, which increased by approximately $1,762,000. This increase was primarily the result of costs associated with the BSD acquisition and related expenses incurred in integrating these operations with the Company's structure. The increase in selling, general, and administrative expenses was offset by a decrease in professional fees of approximately $508,000, the majority of which was paid through the issuance of common stock during the nine months ended March 31, 1998. Other operating expenses were non cash items including (i) depreciation and amortization of approximately $309,000, (ii) professional fees related to the BSD acquisition and further expansion of the Company's operations of approximately $239,000, (iii) approximately $437,000 of costs associated with issuance of stock with respect to employment agreements,
(iv) approximately $ 298,000 of costs associated with settlement of certain outstanding claims through the issuance of stock and (v) approximately $345,000 of cost associated with the issuance of stock to certain consultants.

         Interest expense increased approximately $148,000 during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 primarily as a result of the increased debt attributable to BSD.

         On June 29, 1998, the Company completed the sale of all of the stock of LPS Acquisition Corp. ("LPS"), a distributor of high quality custom soil mixes to wholesale nurseries, which had been acquired in September 1997. On March 31, 1998, the Company sold all of the assets of American Industrial Management, Inc. ("AIM"), a provider of industrial personnel for light manufacturing and assembly line operations, which had been acquired in February 1996. Accordingly, the Company recorded a loss from discontinued operations of approximately $1,166,000 during the nine months ended March 31, 1998. As a result of all of the above, the Company recognized a net loss of approximately $2,196,000 for the nine months ended March 31, 1999 as compared to a net loss of approximately $2,102,000 for the comparable period ended March 31, 1998.


Three months ended March 31, 1999 as compared to three months ended March 31,
1998

         Consolidated revenues for the three months ended March 31, 1999 increased $388,617 or approximately 24% from the three months ended March 31, 1998. This increase is attributable to a full quarter of revenues from BSD of approximately $925,000 versus no revenues in the three months ended March 31, 1998. This increase was offset by (i) a decrease of approximately $175,000 in revenues for Federal Supply due to an overall decrease in the operations at Federal and (ii) a general decrease of approximately $361,000 in the Company's other operating entities.

         Gross profit margins as a percentage of revenues for the three months ended March 31, 1999 decreased to approximately 22% from approximately 24% for the comparable quarter in fiscal 1998. The decrease in the gross profit margin was primarily attributable to costs incurred by BSD in adapting to the new government Prospective Pay System for reimbursements.

         Operating expenses increased approximately $619,000 or 254% for the three months ended March 31, 1999 as compared to the comparable period ended March 31, 1998. The major component of this increase was the increase in selling, general and administrative expenses, which increased by $597,000. This was primarily the result of the acquisition of BSD and the cost of integrating these operations with the Company's structure.

         Interest expense increased approximately $123,000 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This was primarily the result of the increased debt attributable to BSD.

         In addition, during the three months ended March 31, 1998, the Company recognized a loss from discontinued operations of approximately $781,000 related to the sale of LPS and AIM.

         As a result of all of the above, the Company recognized a net loss of approximately $522,000 for the three months ended March 31, 1999 as compared to a net loss of approximately $647,000 for the comparable period ending March 31, 1998.

Liquidity and Capital Resources

         The Company's working capital at March 31, 1999 decreased to a deficiency of approximately $62,000 from approximately $ 134,059 at June 30, 1998. The decrease in working capital was attributable to funding its loss for the nine month period ending March 31, 1999. While the Company does not presently anticipate requiring any significant capital in order to pursue the Company's plan of operations for the remainder of fiscal 1999, consisting of its normal business operations, it will be necessary for the Company to raise additional working capital or to take other action to help its working capital situation during the next twelve months.

         In January 1998 the Company completed a private placement of 5% Convertible Preferred Stock, resulting in gross proceeds of $1,250,000. The Company filed a proxy statement for a special meeting of shareholders at which the conversion terms of additional shares of 5% Convertible Preferred Stock would be submitted for approval by the Company's shareholders; however, no meeting date was set. In February 1999, the Company and the holder of the Preferred Stock entered into an agreement pursuant to which the Preferred Stock was exchanged in March 1999 for (i) $600,000 in cash, (ii) convertible notes aggregating $819,000 with fixed conversion prices (iii) a non convertible note for $81,000(iv) 31,250 shares of Common Stock and (v) the cancellation of outstanding warrants. As of February 16, 1999, the Company owed the holder approximately $255,000 of dividends and penalties and the holder had the right to require the Company to redeem the 1,250 outstanding shares for $1,300 per share.

         In March 1999, the Company completed a private placement of Common Stock and warrants to raise additional funds to fund its plan of operations for the balance of fiscal 1999 and to pay the above-described payment. The Company issued 250,000 shares of Common Stock, 1,000,000 Class A Warrants, and 1,000,000 Class B Warrants The Company received gross proceeds of $1,000,000. The funds received from the private placement have been utilized.

         Additionally, a portion (approximately $2,000,000) of the Company's property, plant and equipment and accounts receivable are unencumbered and, accordingly, would provide additional sources of internal working capital should the Company elect to enter into an asset based lending arrangement. The Company also borrowed funds from its president.


Year 2000

         The Company is in the process of implementing and executing a Year 2000 assessment with the objective of having all of its significant business systems functioning properly with respect to the Year 2000 issue before January 1, 2000. The Company believes that all of its internal systems are currently Year 2000 compliant. The Company does not expect that the cost to modify its information technology infrastructure to Year 2000 compliance will be material to its financial condition or results of operations.

         As part of this assessment, significant service providers, vendors, suppliers, and customers believed to be critical to business operations after January 1, 2000, have been identified and steps are being taken to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. At this time, the Company believes its significant service providers, vendors, suppliers, and customers' readiness issues will not materially affect the Company. The Company will finish its assessment by September 30, 1999 and will develop a contingency plan at such time if circumstances warrant. The Company believes that a contingency plan may require it to purchase additional raw materials prior to the end of 1999 in case of supply disruption for its manufacturing businesses. The Company's healthcare businesses are primarily service-oriented and any disruption to this business is likely to be from delays in reimbursement if governments, insurance companies and managed care organizations have any type of problems that cause delays. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

         Based on management's assessment of the cost of addressing Year 2000 compliance issues, such cost is not currently expected to have a material adverse impact on the Company's financial position. The total cost of the project is estimated at under $50,000. The estimated cost of the project and the date on which the Company believes it will complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Failure to complete the Year 2000 project by the year 2000 could have a material adverse affect on future operating results and financial condition of the Company.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

                     During the three months ended March 31, 1999, the Company
            issued an aggregate of 281,250 shares of common stock as follows:
            (i) 31,250 shares in connection with redemption of the ProFutures Special Equities LLP 5% convertible preferred stock, and (ii) 250,000 shares of common stock in connection with a private placement completed in March 1999 with four investors through D.L. Cromwell, acting as placement agent. Both transactions were exempt transactions pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

                     On March 22, 1999, the Company effected a 1-for-8 stock
            split of its Common Stock.

                     On May 10, 1999, Coventry Industries Corp. announced that
            effective on the close of business on May 7, 1999 that its common stock was delisted from the Nasdaq SmallCap Market and will begin trading on the OTC Bulletin Board. The Company received notification on May 7, 1999 that it had lost its hearing before the Nasdaq Listing Qualification Panel.

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


Date: May __, 1999                              By: /s/ Robert Hausman
                                                    ---------------------------
                                                    Robert Hausman,President