Form 10KSB
period 1999-06-30
AMERICAN RISK MANAGEMENT GROUP INC/
filed 1999-10-13
CIK 893771

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to

                        Commission file number 000-22653
                                               ---------

                      American Risk Management Group, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

           1900 Corporate Blvd., Suite 400 East, Boca Raton, FL 33431
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 561-988-2544

         Securities registered under Section 12(b) of the Exchange Act:

          none                                    not applicable
  ---------------------              -----------------------------------------
  (Title of each class)              Name of each exchange on which registered

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x]

     State issuer's revenues for its most recent fiscal year. $ 4,072,036 from continuing operations for the 12 months ended June 30, 1999.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock at reported on The OTC Bulletin Board August 31, 1999 is approximately $ 2,979,379.

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 7, 1999, there are 6,149,751 shares of Common Stock issued and outstanding.

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

     Transitional Small Business Disclosure Form (check one):

          Yes                 No   X

                                     PART I

ITEM 1.  Description of Business

General

     American Risk Management Group, Inc., formerly known as Coventry Industries Corp, and Workforce Systems Corp. (the "Company"), is a Florida corporation formed on August 17, 1992 to seek acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent its limited assets would allow. Pursuant to this strategy, American Risk has bought and sold several businesses over the last few years. At this time, our current businesses are PeopleFirst Staffing LLC and Industrial Fabrication & Repair, Inc. ("IFR"). PeopleFirst functions as an administrative services organization to provide small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. We completed the acquisition of PeopleFirst on September 7, 1999. IFR provides machining, welding, specialty design and fabrication for custom applications to clientele from various industries including paper, steel mills, rock quarry operations, coal mining applications and bottling facilities. IFR is also an authorized factory distributor for many of the components used in its business. Lester Gann, the president of IFR has recently informed us that he is considering exercising his contractual rights to reacquire IFR in exchange for his American Risk common stock.

     The Company in the process of liquidating the Federal Supply, Inc. and Federal Fabrication, Inc. subsidiaries (collectively, "Federal"), which has been losing money in recent periods. The Company expects to realize our basis from this event.

     On September 30, 1998, the Company entered into the exchange agreement with BSD Healthcare Industries, Inc. ("BSD"), PeopleFirst and PeopleFirst's members. BSD operated a respiratory therapy and respiratory therapy management business. Effective July 1, 1999 we sold BSD's business back to Messrs. Rosedale and Wilheim in exchange for 75,000 shares of our common stock.


                                   PEOPLEFIRST

     American Risk acquired PeopleFirst ("PF") to function as an administrative services organization to provide small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. The services are designed to enable small and medium-sized businesses to cost-effectively manage and enhance the employment relationship by: (i) controlling the risks and costs associated with workers' compensation, workplace safety and employee-related litigation; (ii) providing employees with high quality health care coverage and related benefits; (iii) managing the increasingly complex legal and regulatory environment affecting employment; (iv) providing payroll and human resource administrative services that are reliable, accurate and delivered in a friendly and caring way; (v) outsourcing administrative non-core competency responsibilities and (vi) achieving scale advantages typically available to larger organizations. As of September 7, 1999, PF serves over 6,000 employees at more than 80 worksites in 22 states, primarily in the healthcare industry. These employees work for several clients engaged in various aspects of the health care industry ranging from nursing homes to home health care operations.

     PeopleFirst was established by Messrs. Rosedale and Wilheim in 1998 and began operations in July 1999. In August 1999, PeopleFirst signed a letter of intent with CHS Homecare Services, Ltd. ("CHS"), an entity owned by Messrs. Rosedale and Wilheim; to provide services to approximately 6,300 employees of CHS. A master agreement has been negotiated. The letter of intent is attached as
Exhibit 10.22 to this document. CHS owns Healthforce, which has been in the home health care and staffing business for over 10 years. In order to enable PeopleFirst to deliver a more comprehensive level of services, the majority of our clients, including CHS, will convert to a more traditional PEO contract effective January 1, 2000.

     A PEO contractually assumes certain administrative, regulatory and financial employer responsibilities for the worksite employees in a "co-employment" relationship. PeopleFirst believes its clients benefit from the PEO's services by:

o improving profitability through lowering or controlling costs associated with workers' compensation, health insurance, other benefit coverage and regulatory compliance;

o improving productivity through reducing the time and effort expended by business owners and executives to deal with the complexities of employment management, enabling them to focus on their business core competencies and growth; and

o    improving employee satisfaction and performance.

We help our worksite employers improve job satisfaction and performance of worksite employees by providing improved health care and related benefits, delivering training programs and delivering dependable payroll and benefits administration.

     As co-employer of worksite employees, the PEO assumes responsibility for and manages the risks associated with:

o    worksite employee payroll;

o employee-related benefits, such as workers' compensation and health care insurance coverage; and

o compliance with certain employment-related governmental regulations that can be effectively managed offsite from the client's business.

The client retains responsibility for supervision and direction of the worksite employees' services in its business and generally remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. Our service fee to our clients includes the cost of certain employment-related taxes, workers' compensation insurance coverage and risk management services, administrative and field services, wages of worksite employees and the client's portion of health and retirement benefit plan costs. We also will provide other value-added services such as temporary staffing, recruiting, training and human resource consulting.

Professional Employer Organization Industry

     According to industry analysts, the PEO industry has approximately $22 billion in annual revenues with an historical growth rate over the last five years of approximately 30% per year. According to the U. S. Small Business Administration, there are nearly six million businesses in the United States with fewer than 500 employees, employing over 52 million persons and with $1.2 trillion in aggregate annual payroll. The National Association of Professional Employer Organizations ("NAPEO") estimates that the PEO industry co-employs fewer than three million worksite employees, leaving approximately 49 million employees currently not served by the PEO industry.

     The PEO industry is highly fragmented. NAPEO data suggest that there are at least 2,200 PEOs currently in operation. According to industry analysts, the ten largest PEOs account for approximately 35% of existing revenues in the industry. We believe that significant consolidation opportunities exist within the PEO industry due to increasing industry regulatory complexity and capital requirements associated with developing larger service delivery infrastructures, more diversified services and more sophisticated management information systems.

     Demand for Services. The PEO industry evolved in the early 1980s in response to increasing employment and benefit costs, and the complexities of the legal and regulatory environment for the rapidly expanding small-to medium-sized business sector. We believe demand for PEO services will continue to increase as:

o    employment-related governmental regulation grows more complex;

o    growth continues within the small-to medium-sized business community;

o the need to provide health and retirement benefits in a cost-effective convenient manner increases; and

o the business and regulatory communities accept and recognize the PEO industry.

While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms, are available to assist these businesses with specific tasks, these organizations do not typically provide the more comprehensive range of services generally offered by PEOs. PEOs enter into agreements with numerous small-to medium-sized employers, and can therefore, achieve economies of scale as professional employers and offer benefits packages and human resource services at a level typically available only to larger companies, which have greater resources to devote to human resources, management.

     Effectiveness of Services. According to estimates by the U.S. Small Business Administration, the management of an average small-to medium-sized business devotes from 7% to 25% of its time to employee-related matters, leaving management with less time to focus on core competencies. A National Federation of Independent Business survey of small businesses in 1996 showed that six of the top 13 major problem areas for small business are issues that can be addressed by PEOs. These include (with their rank in importance according to the survey) cost of health insurance (1), workers' compensation costs (3), Federal paperwork (7), frequent changes in Federal tax laws (9), finding qualified employees (11) and state/local paperwork (13). Work-related injuries cost employers over $53 billion in medical expenses and lost employee productivity each year, according to industry estimates. A PEO can manage these costs through effective workers' compensation injury prevention, medical management, rehabilitation and return to work programs. Employees are typically attracted to small and medium-sized businesses that provide employees with human resource benefits and services more characteristic of large employers. An industry analyst's study indicated that 40% of the companies that outsource services to a PEO upgraded their employee benefits offerings and one-fourth of those clients offered health care and other benefits for the first time.

PeopleFirst believes that the market for its clients will primarily consist of worksites with 10 to 100 employees, because at these levels it generally is not economical for companies to have in-house human resource capabilities. PeopleFirst believes that its success will depend on its ability to demonstrate to potential clients that it offers cost-effective products and the ability to eliminate unproductive administrative functions.

Strategy

     Our strategy is to be a preferred human resources partner in the healthcare and other areas by leveraging operational excellence, technology and strategic alliances to achieve market leadership. This strategy is based on our belief that:

     - PEO services will continue to experience growing demand because of the trend among small-to medium-sized employers to: (i) outsource non-core competencies; (ii) reduce employee benefit costs; (iii) avoid employee-related risks and regulatory complexities; and (iv) attract better employees through improved benefit plans.

     - The market for PEO services, based on analyst reports, is more than 95% unserved and is expected to grow at the rate of 30% per year for the next five years.

     - The PEO industry is highly fragmented with significant consolidation opportunities for companies with access to capital, larger service delivery infrastructures, and sophisticated management information systems.

     - PEOs typically take a transaction processing approach to their services and do not emphasize the improved workforce performance characteristics of satisfied employees.

     - In selecting PEO providers, small-to medium-sized businesses will increase their emphasis on cost-effectiveness, service excellence and breadth of services provided.

     - Employees are attracted to small and medium-sized businesses that provide employees with human resources services more characteristic of large employers.

     - Strategic alliances will enable PEOs to enhance endorsement opportunities, expand the distribution channel and broaden the service/product offering.

PeopleFirst intends to actively seek additional acquisitions in order to achieve economies of scale.

Services provided by the PEO

     The following is a summary of the services traditionally provided by a PEO:


Workers Compensation and Risk Management
-  Provision of coverage                                      -  Negotiation of rates
-  Issuing workers compensation certificates                  -  Administration of claims
-  Maintenance of OSHA logs                                   -  Return to work/light duty programs
-  Safety audits/inspections                                  -  Maintain claims files
-  Safety training                                            -  Develop/implement safety incentive programs
-  Development of client manuals

Health/Benefits

-  Provision of coverage (medical, dental, vision, etc.)      -  Negotiation of rates
-  COBRA Administration                                       -  Provision/administration of Sec 125 program
-  Enrollment/explanation of benefits                         -  Provision/administration of 401k program
-  Other benefits (prepaid legal, credit union, etc)

Human Resources

-  Maintenance of personnel files                             -  I-9 maintenance/compliance
-  Development of client specific policies/procedures         -  Training
-  Development of employee handbooks                          -  ADA, FMLA, EEOC, ADEA, etc. compliance
-  Development of On Site Supervisor manuals                  -  Unemployment claims administration
-  Requisite on-site postings (min. wage, etc.)

Payroll/Tax Compliance

-  Payroll processing                                         -  Quarterly filings
-  Delivery of checks/direct deposit                          -  Annual filings
-  Tax deposits                                               -  W-2s, W-4s
-  Certified payrolls                                         -  Payroll/labor reporting
-  Garnishments                                               -  Child support payments

PEOs have recently started offering additional products and services:

Products

- General liability insurance                                 -  Commercial auto insurance
- Employment Practices liability insurance                    -  Various health/life/disability "add-ons
- Bonding

Services

- HR training                                                 -  HR testing/profiling
- Compensation structure/planning                             -  Recruiting
- Discount club memberships                                   -  Travel agency services

Revenue Sources

     The value of a PEO has resided in its ability to deliver cost-effective products and services as a result of economies of scale and efficiencies of size. A significant portion of a PEO's profit is derived from the administrative fee charged to client companies. This fee has ranged historically from 2-6% and is currently averaging 2-3% of gross payroll, depending on the method of calculation. Worker compensation and unemployment taxes are the other two primary profit centers for PEOs with these percentages varying by type of client and, again, by method of computation. A fourth profit center for some PEOs has been benefits; by "bundling" its health care charge in an all inclusive percentage fee, certain PEOs have been able to convert a "pass through" cost to a profit center.

Workers' Compensation and Health Care Program

     Historically, the majority of a PEO's controllable direct costs relate to workers' compensation benefits and health care. Consequently, our ability to manage these worksite employee costs will be critical to our success and profitability. To effectively manage our workers' compensation and health care costs, we will utilize: (i) careful underwriting and selection of new clients;
(ii) effective workers' compensation injury prevention, medical management, rehabilitation and return to work techniques; and (iii) the health care services of CHS and other health care provider networks in key markets.

     If an injury occurs, our goal will be to take control of the claim within 24 hours after receipt of the injury report, aggressively medically manage the injury by coordinating with the worksite employer, employee and provider, and return the employee to work as early as is safe and feasible. This approach substantially lowers injury-related costs, particularly the most expensive cost component, lost workdays.

     When buying health care coverage for its employees, PeopleFirst believes it will be in a favorable position with insurers, as a result of the participation of CHS in local market integrated health care delivery systems as well as the leverage that PeopleFirst's scale provides. We believe that we will be able to achieve attractive health care rates by forming strategic partnerships with national and regional providers in each local market.

Manufacturing Division

     The Manufacturing Division of the Company currently consists of IFR. For the fiscal year ended June 30, 1999, the Manufacturing Division accounted for all of the Company's revenues on a consolidated basis.

     As a result of a combination of broad industry experience, top quality component products, specialized design and custom fabrication capabilities; the Manufacturing Division is able to market its products and services to a wide range of industries.

     Moreover, while the breadth of its product offering covers a wide range of specific applications, customers within a single industrial plant often utilize individual products separately or jointly. As the Manufacturing Division continues to expand the scope of its operations, through both internal means and by acquisition, the Company believes that it enhances its position as a one-stop source for a variety of its customer's needs.

     IFR provides machining, welding, specialty design and fabrication for custom applications to clientele from various industries including wood, lumber and paper, steel mills, stone and asphalt companies, utilities, excavation contractors, reclamation operations, electronic and automobile manufacturers, coal mining applications and bottling facilities.

     IFR is also an authorized distributor for a variety of component products, including engineering and roller chain, conveyor pulleys and idlers, gear and motor drives, bearings and industrial v-belts from manufacturers such as Webster Chain, Allied-Locke-Moline, Precision Inc., Superior Idlers, Eurodrvie and Dunlop. IFR's business and services are marketed through its five sales representatives. IFR's primary distribution methods include common carrier, company owned vehicles and recognized package services such as UPS and Federal Express. A significant portion of IFR's business is generated from its long standing relationships with clients within the 150 mile radius of Knoxville, Tennessee including Coca-Cola Co., Pepsico, Kimberly-Clark Corp., American Limestone, Florida Steel Corp., Vulcan Materials Co., Dixie Cement, Blue Diamond Coal, TRW-Koyo and Westinghouse. While IFR maintains standard distribution agreements with its suppliers, the terms of which are customary to its industry, IFR has no long-term agreements with any supplier. While there can be no assurances, in the event IFR should be unable to obtain component products from one or more existing supplier, management of the Company does not foresee any difficulty in locating one or more alternative suppliers at competitive prices for the component products used by IFR. No single client accounted for more than 5% of IFR's annual revenues for the fiscal year ended June 30, 1999. Although IFR does not maintain long term contracts with its customers, and while there can be no assurances, management of the Company does not anticipate the loss of any one customer would have a material adverse effect on the business and operations of the IFR.

     Federal was a fabricator and distributor of custom-designed fire sprinkler systems and components for use in both commercial and residential application. Its present customer base was located in South Florida. Federal's principal products included pipe, valves, screwed and grooved fittings, sprinkler head and hanger materials. Due to the continuing losses incurred by Federal and adverse market conditions, the Company elected to close down and liquidate Federal on June 30, 1999. . The Company expects to realize its basis from this event.


Competition

     The PEO industry consists of at least 2,200 companies (according to an estimate by NAPEO), most of which serve a single market or region. According to industry analysts, the ten largest PEOs account for approximately 35% of the existing revenues in the industry. PeopleFirst considers its primary competition to include: (i) traditional in-house human resource departments; (ii) other PEOs; and (iii) providers of unbundled employment-related services, such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

     Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. PeopleFirst believes that brand recognition, regulatory expertise, financial resources, risk management, information technology capability, strategic alliances, and economies of scale can distinguish a large-scale PEO from the rest of the industry. PeopleFirst believes that will compete favorably in these areas.

     While IFR competes with numerous fabricators in the East Tennessee area, management of IFR believes it has limited direct competition as a result of the comprehensive nature of its services. Within the 150-mile radius of its client base, IFR is one of a select few fabricators, which offers a full bevy of services from concept and design to engineering and prototype to custom systems. There can be no assurances, however, that IFR in fact will maintain a competitive advantage or that if such competitive advantage exists, IFR will be able to retain this advantage in the future. There are no assurances that the employee services or insurance businesses will be able to effectively compete in their markets.


Government Regulation and Environmental Compliance

     PeopleFirst is subject to local, state and Federal regulations, which include operating, fiscal and licensing requirements. Adding complexity to the regulatory environment are: (i) uncertainties resulting from the non-traditional employment relationships created by PEOs; (ii) variations in state regulatory schemes; and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

     Many of the Federal and state laws and regulations relating to tax, benefit and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs or the co-employment relationship. PEO services are regulated primarily at the state level and regulatory requirements regarding the PEO business vary from state to state, and as we enter new states we will be faced with new regulatory and licensing environments. We may not be able to satisfy the licensing requirements or other applicable regulations of any particular state, to provide the full range of services currently offered or operate profitably within the regulatory environment of any state in which we do not obtain regulatory approval. If we cannot obtain required licenses we would have to restrict the services we offer. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements that we may not be able to satisfy or which could materially adversely affect our business. Additionally, interpretation of legislation or regulation by regulatory agencies with broad discretionary powers could require us to materially modify our existing operations in order to comply with applicable regulations.

     The application of many laws to our PEO services will depend on whether we are considered an employer under the relevant statutes and regulations. The Internal Revenue Service ("IRS") is currently examining this issue. See "Employee Benefit Plans" below. In addition, from time to time there have been proposals to enact a statutory definition of employer for certain purposes of the Code.

     Regulation in the health care and workers' compensation fields continues to evolve. Numerous reform proposals have been the subject of debate at both the Federal and state government levels. We cannot predict what effect any proposed reform will have on its business. New legislation resulting in increased health care or workers' compensation costs, which comprise a significant portion of our direct costs could damage our business if we are not able to reflect promptly these increased costs in our service fees.

     PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been the increasing recognition and acceptance of PEOs by state authorities. As the concept of PEO services has become more understood by regulatory authorities, the regulatory environment has begun to shift from one of skepticism to one of recognition. During the mid-to late-1980s, legitimate industry participants were challenged to overcome well-publicized failures of financially unsound and, in some cases, unscrupulous operators.

     While many states do not explicitly regulate PEOs, approximately one-third have licensing or registration requirements for PEOs and several additional states are considering adopting regulation. Laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations, imposes requirements regarding payment of wages, taxes, benefits and workers' compensation and resolves issues concerning an employee's status for specific purposes under applicable state law. Because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

     Federal and State Employment Taxes. We assume the responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to our employees, including worksite employees. There are essentially three types of Federal employment tax obligations: (i) income tax withholding requirements; (ii) social security and Medicare obligations under FICA; and (iii) unemployment obligations under FUTA. Under the applicable Code sections, the employer has the obligation to remit the employer portion and, where applicable, to withhold and remit the employee portion of these taxes.

     To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed a Market Segment Study Group for the stated purpose of examining whether PEOs, such as PeopleFirst, are the employers of the worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Study Group is to determine whether owners of client companies can be employees of PEOs under the Federal employment tax laws.

     IRS officials have reported that the Market Segment Study is near completion and that the issuance of a tax advice memorandum has been delayed pending the outcome of legislation proposed by the PEO and other staffing industries. NAPEO, through coordination with other staffing trade associations, has introduced a bill known as the Staffing Firm Workers Benefit Act of 1997 ("HR 1891"). HR 1891 would establish that the PEO is the employer for the purposes of tax collection, reporting and remittance. Further HR 1891 would clarify and establish that a PEO is an employer and can sponsor employee benefit plans, including defined contribution plans, such as, 401(k) plans. The staffing industries believe that HR 1891 will become law at some point in the future.

     The interpretive uncertainties raised by the Market Segment Study Group may affect our ability to report employment taxes on our own account rather than for the accounts of our clients and would increase administrative burdens on our payroll service function. In addition, while we believe that we can contractually assume the Client Company's withholding obligations, in the event we fail to meet these obligations, the Client Company may be held jointly and severally liable for those obligations.

     Employee Benefit Plans. We offer various employee benefit plans to its worksite employees, including 401(k) plans (a profit-sharing plan with an employer contribution feature), cafeteria plans, group health plans, group life insurance plans, group disability insurance plans and employee assistance programs. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees.

     The Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Market Segment Study Group is also examining whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. We are unable to predict the actual timing or nature of the findings of the Market Segment Study Group or the ultimate outcome of conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees might not be able to continue to make contributions to our 401(k) plans or cafeteria plans. We believe that, although unfavorable to PeopleFirst, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on our financial position and results of operations. If this conclusion were applied retroactively, employees' vested account balances would become taxable immediately, we would lose our tax deduction to the extent the contributions were not vested, the plans' trusts would become taxable trusts and penalties could be assessed. In this case, we would face the risk of client dissatisfaction as well as potential litigation. While we believe that a retroactive disqualification is unlikely, we do not know the ultimate resolution of these issues.

     In addition to the employer/employee relationship requirement described above, pension and profit sharing plans, including our 401(k) plans, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. We apply the nondiscrimination requirements of the Code at both a consolidated and client company level to ensure that its 401(k) plans are in compliance with the requirements of the Code.

     Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines the term employer as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term employee as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA.

     A definitive judicial interpretation of employer in the context of a PEO or employee leasing arrangement has not been established. If PeopleFirst were found not to be an employer for ERISA purposes, its plans might not comply with ERISA, the level of services we could offer may be materially adversely affected, and our plans might not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

     Workers' Compensation. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures that we may employ in its workers' compensation managed care programs. For example, workers' compensation laws prohibit medical co-payment and deductible payment by employees. In addition, certain states restrict employers' rights to direct health care providers and establish maximum fee levels for treatment of injured workers.

     As a creation of state law, workers' compensation is subject to change by each state's legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Florida and other states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. While such legislation may increase the market for our workers' compensation managed care services, it may also intensify the competition we face for these services. In addition, Federal health care reform proposals include a proposal that may require 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for health problems, whether or not related to work. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for our services and may intensify our competition from HMOs and other health care providers. Also, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payers and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. Finally, because workers' compensation programs vary from state to state, it is difficult for payers and multi-state employers to adopt uniform policies to administer manage and control the costs of benefits.

     Other Employer-Related Requirements. As an employer, we are subject to a wide variety of Federal, state and local laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act, the Family and Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive local, state and Federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

     Responsibility for complying with various state and Federal laws and regulations is allocated by agreement between PeopleFirst and its clients, or in some cases is the shared responsibility of both. Because we act as a co-employer with the Client Company, it is possible that we could incur a liability for violations of laws even though we are not contractually or otherwise responsible for the conduct giving rise to such liability. Our standard client service agreement generally provides that the client will indemnify us for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, we may not be able to enforce this indemnification and we may ultimately be responsible for satisfying the liability in question.

     Manufacturing

     The operations of the Manufacturing Division are not subject to any state or government regulations at the present time, other than normal and customary rules and regulations, including environmental regulations, to which most companies are subject to. There can be no assurances, however, that future regulations at the state or federal level, if adopted, will not have a material adverse effect on the operations of the Manufacturing Division.

Proposed Insurance Business

     American Risk is seeking to acquire one or more entities to both underwrite and sell life and health insurance to individuals and companies. American Risk will offer various insurance products to the employees through voluntary benefit or payroll deduction programs. We hope to develop a network of company-owned agencies and independent agents.

     Strategy

     Our business strategy is to seek growth of our business by

o selectively expanding our product by offering programs such as life and health insurance and marketing these products and programs through our distribution network;

o acquiring additional insurance agencies and establishing relationships with additional independent agents in order to expand our distribution network to, and market its products and services;

o expanding marketing of insurance products to customers through direct mail, media advertising and the Internet;

o maintaining a commitment to provide quality service to our insureds and agents by emphasizing customer service;

o encouraging agents to place a high volume of quality business with us by providing them with attractive commission structures tied to premium levels and loss ratios; and

o    identifying and reviewing opportunities to acquire insurers.

We are currently exploring various acquisition opportunities, but do not currently have any understandings, commitments, arrangements or agreements with respect to any acquisitions.

     Insurance

     Our proposed insurance subsidiary or its designated employees must be licensed to act as agents by state regulatory authorities in the states in which it conducts business. Regulations and licensing laws vary in individual states and are often complex.

The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that the Company could be excluded or temporarily suspended from carrying on some or all of its activities in, or otherwise subjected to penalties by, a particular state.

Employees

     As of August 31, 1999, the Company had approximately 30 employees, all of whom were full time.


Item 2. Description of Property

     The Company maintains its principal executive offices in Boca Raton, Florida of approximately 125 square feet of commercial office space with an unaffiliated third party on a one-year lease. Federal leases an aggregate of approximately 38,500 square feet of office/warehouse space in Pompano Beach, Florida from unaffiliated third parties under leases expiring on September 30, 2001 for an aggregate annual rental of approximately $176,000. Federal subleases an aggregate of 12,000 square feet to an unaffiliated third party under a sublease expiring on September 23, 1999, which provides aggregate rental payments to Federal of approximately $56,400. On June 25, 1999 the Company entered into a lease termination agreement with the landlord on the Federal leases whereby, upon payment of all rents due through June 30, 1999 and the release of the security deposits to the landlord, all further obligations under the lease would terminate without further liability to the Company. Federal also had the right to occupy a 4,000 square foot portion of the facility until September 30, 1999 without additional costs.

     Prior to its acquisition by the Company, IFR's principal offices were located in a 13,500 square foot office/industrial building in Knoxville, Tennessee which was leased by IFR from Mr. Gann, IFR's President and then sole shareholder, on an annual basis at a monthly rental of $3,400. Following the Company's acquisition of IFR, IFR continues to lease this space from Mr. Gann. In June 1995 the Company, through a wholly owned subsidiary Workforce Properties Corp., acquired fee simple title to a 35,000 square foot office/industrial building in Knoxville, Tennessee from an unrelated third party.

     This building was encumbered by an existing first mortgage in the original principal amount of approximately $585,000, with interest at 7 3/4% over the 110-month term, which commenced in June 1993. The first mortgage provided for an initial monthly payment of $4,800 with a monthly increase of 0.377% during the term of the mortgage and no pre-payment penalty. The mortgage will be satisfied in full upon the timely payment of all 110 monthly payments. The Company assumed the existing first mortgage on the building, with a remaining principal balance of approximately $390,000 pursuant to the original terms and conditions of the first mortgage.

     In connection with the purchase of the building, the Company assumed certain obligations to pay past due city and county real estate taxes due on the property. Prior to such assumption, the Company negotiated an arrangement with the City of Knoxville for the payment of the past due taxes, which approximated $110,000 in the aggregate for the years 1990 through 1997, over a period of 36 months by making monthly installments of $2,000 with a balloon due at the end of the term. The Company also assumed a similar arrangement the prior owner of the property had negotiated with Knox County for the payment of past due taxes, which approximated $44,000 for the years 1994 through 1997, over a period of 36 months by making monthly installments of $1,684. On July 2, 1999, the Company sold the building to Lester and Glenda Gann. Mr. Gann is the President of the Company's IFR subsidiary. The building was sold for $450,000 plus the assumption of certain liabilities. A portion of the proceeds from the sale was utilized to payoff the existing mortgages in full and satisfies all outstanding tax liens on the property. The Company no longer has any liabilities associated with the property. The Company now leases the building for its IFR subsidiary from Mr. Gann on a month to month basis at a cost of approximately $7,500 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to the written consent of a majority of the Company's shareholders, the following actions were approved and became effective on September 7, 1999:

     1. STOCK ISSUANCE AND CHANGE OF CONTROL. An aggregate of 5,000,000 shares of common stock, $0.01 par value, have been issued in connection with the acquisition of PeopleFirst Staffing, Ltd. and the associated change of control of the Company.

     2. AMENDMENT TO CERTIFICATE OF INCORPORATION.The Company has approved an amendment to the Articles of Incorporation that increased the number of authorized shares of preferred stock from 250,000 shares to 5,000,000 shares and the common stock from 3,125,000 shares to 50,000,000 shares common stock and changed the name to American Risk Management Group, Inc.

     3. ELECTION OF DIRECTORS. Five directors have been elected to the Board of Directors until the next annual meeting or until their successors have been qualified;

     4. STOCK OPTION PLAN. The 1999 Stock Option Plan has been approved.

     5. APPOINTMENT OF ACCOUNTANTS. The Company has appointed JH Cohn LLP as its auditors for the fiscal year ending June 30, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     On August 26, 1994 American Risk's common stock began trading on the OTC Bulletin Board. On April 4, 1997, simultaneous with the one for four stock split of American Risk's common stock, the common stock began trading under the symbol "WFSY." On November 12, 1997 American Risk's common stock began trading on the Nasdaq SmallCap Market under the symbol "COVN." On May 7, 1999 the common stock was delisted from the Nasdaq SmallCap Market and resumed trading on the OTC Bulletin Board. The following table sets forth the high and low bid prices of American Risk's common stock as reported on the OTC Bulletin Board for each quarter from July 1, 1997 through November 11, 1997 and from May 10, 1999 through June 30, 1999. The quotations provided from November 12, 1997 through May 7, 1999 are as reported on The Nasdaq SmallCap Market(TM), All prices are adjusted to give effect to the 1-for-8 reverse stock split in March 1999. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                    High Bid           Low Bid
                                                    --------           -------
FISCAL 1998
-----------
July 1, 1997 through September 30, 1997              38.80             36.32

October 1, 1997 through November 11, 1997            40.00             28.50

November 12, 1997 through December 31, 1997          59.46             32.00

January 1, 1998 through March 31, 1998               44.50             26.50

April 1, 1998 through June 30, 1998                  52.50             20.00

FISCAL 1999
-----------
July 1, 1998 through September 30, 1998              38.00              4.50

October 1,  1998 through December 31, 1998           10.00              3.00

January 1, 1999 through March 31, 1999                7.00              2.00

April 1, 1999 through June 30, 1999                   5.375             3.125


     On August 31, 1999, the closing bid price for the common stock as reported on The OTC Bulletin Board was $3.75. As of July 31, 1999, the approximate number of record holders of American Risk's common stock was 181. We believe that there are in excess of 900 beneficial holders of American Risk's common stock.

Dividend Policy

     We have not paid any cash dividends on our common stock since our inception. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

     The Series E Cumulative Non-Participating Preferred Stock was recently converted into common stock. The Series E Cumulative Non-Participating Preferred Stock paid annual dividends of $77,000.

     The Series F Cumulative Non-Participating Preferred Stock paid annual dividends of $55,000 prior to its retirement on May 31, 1998. No dividends were paid on the Series A and Series C Preferred Stock prior to their redemption in March 1999 at par value. See "Certain Relationships and Related Transactions".

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

Results of Operations

Year ended June 30, 1999 as compared to year ended June 30, 1998

During the year ended June 30, 1999 consolidated revenues from continuing operations increased by approximately $122,000 or 3% from approximately $3,950,000 for the year ended June 30, 1998 to approximately $4,072,000 for the year ended June 30, 1999. The relatively same level of volume is mainly attributable to the Company's management decision to concentrate its efforts on pursuing more profitable lines of businesses.

However, the cost of revenues decreased by approximately $650,000 or 21% from approximately $3,147,000 for the year ended June 30, 1998 to approximately $2,497,000 for the year ended June 30, 1999. The primary reason for this decrease was (1) During the year ended June 30, 1998, the company incurred a non-cash charge of approximately $477,000 for the write-down of unsalable inventory, (2) the cost associated with the reduced level of sales, and (3) the company's decision to concentrate its efforts on increasing profitability and reducing costs.

As a result of the above the Company's gross profit margin from its continuing operations increased by approximately 19% from approximately 20% to approximately 39%.

Operating expenses from continuing operations decreased by approximately $3,105,000 from approximately $6,366,000 for the year ended June 30, 1998 to approximately $3,261,000 for the year ended June 30, 1999. Approximately $2,525,000 of this decrease resulted from common stock being issued for services of approximately $3,761,000 during the year ended June 30, 1998 as oppose to only $1,236,000 being issued for services during the year ended June 30, 1999. Depreciation and Amortization expense, another non-cash item, decreased by approximately $32,000 from approximately $333,000 for the year ended June 30, 1998 to approximately $301,000 for the year ended June 30, 1999. During the year ended June 30, 1998, the Company incurred certain other operating costs which were not incurred during the year ended June 30, 1999 such as (1) the cost of relocating the Company's principal executive offices from Knoxville, Tennessee to Boca Raton, Florida and (2) The company's management concentrated effort to reduce certain of the infrastructure which was built in the prior year while it pursues more profitable lines of business.

The company's other expenses from continuing operations increased by approximately $2,533,000 from approximately $70,000 for the year ended June 30, 1998 to approximately $2,603,000 for the year ended June 30, 1999. The increase was primarily caused by non-cash charges incurred during the year ended June 30, 1999 of approximately $1,591,000 for the amortization of debt issue costs and approximately $885,000 for the estimated loss on the sale of the building which the Company sold on July 2, 1999.

As a result of all of the above, the Company's loss from continuing operations decreased by approximately $1,343,000 from approximately $5,633,000 for the year ended June 30, 1998 to approximately $4,290,000 for the year ended June 30, 1999.

During the year ended June 30, 1999, the Company's board of directors approved the plan to sell its staffing division, and to abandon the fire sprinkler segment. In addition, during the year ended June 30, 1998, the company's sold LPS Acquisition Corp. and certain other related companies. These transactions have been recorded in the company's financial statements as discontinued operations for both the years ended June 30, 1999 and 1998 as follows:


                  Year        Staffing        Fire Sprinkler      Distribution        Total
                  ----       ----------       --------------      ------------      ----------
Loss From         1999       $  609,000          $456,000              --           $1,065,000
Operations        1998       $  168,000          $947,000         $  792,000        $1,907,000

Loss On           1999       $  546,000          $406,000              --           $  952,000
Disposal          1998       $   66,000                           $1,372,000        $1,438,000

    Total         1999       $1,155,000          $862,000              --           $2,017,000
                  1998       $  234,000          $947,000         $2,164,000        $3,345,000


Therefore, the Company incurred a Net Loss of approximately $6,306,000 for the year ended June 30, 1999 as opposed to $8,978,000 for the year ended June 30, 1998.

Liquidity and Capital Resources


At June 30, 1999, The Company has a working capital deficiency of approximately $1,908,000 as compared to a working capital balance of approximately $134,000 at June 30, 1998. The decrease in working capital was attributable to the company incurring significant losses in its continuing and discontinuing operations during the years ended June 30, 1999 and 1998. Although a significant portion of the losses were attributable to non-cash expenditures that were generated from stock transactions, it is necessary for the Company to raise additional working capital or to take other action to help its working capital situation for the operation of PF and any future contemplated acquisitions. The Company believes, but cannot assure, that it will be able to generate additional resources through loans, sales, or other issuances of capital stock to related and/or unrelated parties. The Company cannot provide any assurances that it will be successful in generating profitable operations on a sustained basis, however, it believes that it will have sufficient resources to fund its operations through at least June 30, 2000.

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

     In March 1999, the Company completed a private placement of Common Stock and warrants to raise additional funds to fund its plan of operations for the balance of fiscal 1999 and to pay the above-described payment. The Company issued 250,000 shares of Common Stock, 1,000,000 Class A Warrants, and 1,000,000 Class B Warrants. The Company received gross proceeds of $1,000,000. The funds received from the private placement have been utilized.

     On July 2, 1999, the company completed the transaction in which it sold its real property in Knoxville, Tennessee for $450,000 plus certain other liabilities. The proceeds from the sale were utilized to satisfy the debt on the property as well as other outstanding obligations of the Company.

     On September 7, 1999, the company consummated the Exchange agreement with Peoplefirst LLC and its members whereby it acquired 100% of the equity interest in Peoplefirst in exchange for 5,000,000 shares of the company's common stock. As a result of the exchange of equity interests, the former owners of Peoplefirst acquired an approximate 80% controlling interest in the Company. Since the acquisition of PeopleFirst LLC resulted in the transfer of an approximate 80% controlling interest in the Company to the former owners of PeopleFirst LLC, the acquisition of PeopleFirst LLC will be treated as a purchase business combination, effective as of September 7, 1999, that will be accounted for as a reverse acquisition. Therefore, the Consolidated Statement of Operations in future reports may not be comparable to those included in prior reports issued by the Company.

Year 2000

     The Company is in the process of implementing and executing a Year 2000 assessment with the objective of having all of its significant business systems functioning properly with respect to the Year 2000 issue before January 1, 2000. This process includes (1) evaluating our information technology's time and date dependent code (2) obtaining assurances or warranties from third party vendors or licensors of material hardware, software, and services that are related to the delivery of our service and (3) evaluating the need for, and preparing and implementation, if required, of a contingency plan.

     To date, our assessment has determined that our material internally developed software and systems are Year 2000 compliant and our material hardware, software, and service vendors have informed us that the products used are compliant. All material commercial software on which we depend is either Year 2000 compliant or will be updated to be compliant in the normal course of business.

     We are not currently aware of any operational issues or costs associated with preparing our systems for the Year 2000. None the less we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material vendor to be Year 2000 compliant.

     Notwithstanding our Year 2000 compliance efforts, the failure of a material system or vendor, or the internet generally, to be Year 2000 compliant could harm the operation of our systems or prevent or delay the delivery of our service being offered, or produce other unforeseen material adverse consequences.

     We are also subject to external Year 2000 related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. All these factors could materially affect our business, results of operations and financial condition.

     We are in the process of developing a contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance. The cost of developing and implementing such a plan, if necessary, is expected to be complete by the fall of 1999 and its cost is not expected to be material.

Item 7. Financial Statements

     The Company's financial statements are contained in pages F-1 through F-32 as follows.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name                      Age      Position
----                      ---      --------
Robert Hausman            43       President and Chief Operating Officer
Stephen Rosedale          55       Chairman of the Board
Ronald Wilheim            30       Executive Vice President and Chief
                                   Executive Officer
Steve Wilder (1)(2)       51       Director
Simon Groner (1)(2)       57       Director and Secretary

-------------------
(1)  Member of Compensation Committee
(2)  Member of the Audit Committee

Stephen Rosedale was elected a director in August 1999. Mr. Rosedale founded Communicare Health Services, Inc. in 1978 and since its inception, Mr. Rosedale has been Chairman of the Board of Directors and Chief Executive Officer. Communicare owns, operates and manages long term care facilities, home care and assisted living companies and communities and rehabilitation facilities.

Ronald Wilheim was elected a director in August 1999. Mr. Wilheim has been Corporate Counsel of CommuniCare since August 1995. Prior to that time, Mr. Wilheim attended law school at Benjamin Cardozo School of Law in New York.

Robert Hausman was elected President and a Director on June 1, 1997 following the acquisition of Federal. Mr. Hausman, who was elected Chairman of the Board in September 1997, also serves on the Board of Directors of each of our subsidiaries and is a member of the Audit Committee. Mr. Hausman devotes substantially all of his time and attention to our business. From October 1994 to October 1997, Mr. Hausman was President and Chief Executive Officer of Federal and since May 1995, Mr. Hausman has also been 25% shareholder of South Eastern Sound & Communications, Inc., a Boca Raton based sales, service and installation company of sound and communications systems. From February 1982 until July 1994, Mr. Hausman was a 50% owner and Executive Vice President of Bedford Weaving Mills; a Bedford, Virginia based specialty textile mill. Bedford Weaving Mills was acquired by Mr. Hausman and his partner in February 1982 from Belding Hemingway, Inc.

Simon Groner was elected a director in April 1999. Mr. Groner has been engaged in the private practice of law in Cincinnati, Ohio since 1976, specializing in civil and criminal litigation, business law, as well as patent, trademark and copyright law. Mr. Groner also was an engineer for Sherwin-Williams Chemicals and Procter & Gamble before he started his law practice.

Steve Wilder was elected a director in August 1999. He has been Vice President, Treasurer and Chief Financial Officer of CommuniCare Health Services since 1993. From 1976 to 1993, he was with Arthur Young Company (now Ernst & Young), where he rose from entry level staff accountant to become an audit partner and leader of the health care group.

Significant Employees

Ralph Fain has been the President of PeopleFirst since December 1998. He has over 10 years experience in the PEO business. From 1996 to 1997, he was a regional vice president of Digital Solutions, Inc., a publicly traded staffing and outsourcing company and from 1995 to 1996 he was president of Link Employer Services, a multi-location staffing company and PEO. From 1989 to 1994 he was president of The Laxus Group, a PEO.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, which were not timely filed during fiscal 1999, except that: Robert Hausman did not timely file a Form 4 with respect to shares issued pursuant to his management agreement.

Item 10. Executive Compensation

     The following table summarizes all compensation accrued by American Risk in each of the last three fiscal years for American Risk's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000. Directors of American Risk do not receive compensation for serving in such capacity.

                                                                    Long Term
                              Annual Compensation                   Compensation
Name and                      -----------------------               ------------
Principal Position    Year    Salary($)      Bonus        Other       Options
-------------------   ----    ---------    ----------   ---------   ------------

Robert Hausman,       1999    129,100            0      18,000
President, CEO, and   1998    120,000            0      87,839(1)         938
Director              1997          0            0           0

Lester Gann,          1999    104,000            0           0
Secretary and         1998    100,000      118,125(2)        0            938
Director              1997     96,000            0           0
-------------------
(1) On July 22, 1998, Mr. Hausman received 2,298 shares of common stock in accordance with the terms of the Amendment to the Management Agreement dated November 1, 1997. The fair market value on the date of issuance was $31.50 resulting in an aggregate value of $72,371. The balance was received as a car allowance.
(2) On July 22, 1998, Mr. Gann received 3,750 shares of common stock as a signing bonus in accordance with the terms of his new Employment Agreement dated May 1, 1998. The fair market value on the date of issuance was $31.50 resulting in an aggregate value of $118,125.

Employment and Management Agreements

     Hausman Agreement. On July 1, 1997 American Risk entered into a Management Agreement with Robert Hausman, President and Chairman of the Board of American Risk. This agreement was amended November 1, 1997, December 1, 1998 and July 30, 1999. Pursuant to the term of this three year agreement, as amended, Mr. Hausman is entitled to receive (i) annual base compensation of $131,000, which increases in years two and three of the agreement by the greater of the percentage increase of the Consumer Price Index or 6%. Mr. Hausman also receives a car allowance of $1,500 per month.

     In the most recent amendment American Risk also agreed to issue Mr. Hausman 50,000 shares of common stock in exchange for his cancellation of all his outstanding options and his right to receive a bonus equal to 3% of pretax income.

     During the term of the Management Agreement should there be a change of control of American Risk, as that term is defined in the Management Agreement, American Risk at its sole option may terminate the Management Agreement upon 30 days prior written notice and thereafter will be obligated to pay Mr. Hausman the balance of the compensation payable under the Management Agreement had it not been terminated prior to its expiration, together with an additional sum equal to two years annual base compensation. Mr. Hausman and American Risk also agreed not to invoke the "change in control" provisions as a result of the transactions set forth in the Exchange Agreement.

     As of July 30, 1999, Mr. Hausman was owed approximately $400,000 consisting of accrued salary, accrued dividends on the Series E Preferred Stock and loans to American Risk. In order to repay such amount as promptly as practicable, American Risk agreed to issue a note (the "Note") to Mr. Hausman. The Note will have the following terms: (i) bear interest at 8% per annum, (ii) provide for 24 equal monthly installments of principal and interest that are payable in either cash or American Risk's common stock at American Risk's option, and (iii) provide for acceleration upon the termination of the Management Agreement without cause.

     Mr. Hausman and his wife owned 14,375 shares of American Risk's Series E Preferred Stock (the "Preferred Stock"). In December 1998, Mr. Hausman and American Risk agreed to exchange the Preferred Stock for 143,750 shares of common stock, of which 75,000 shares were exchanged simultaneously with the BSD closing and the remaining 6,875 preferred shares were exchanged in September 1999. Effective on such exchange, Mr. Hausman's management fee was increased by $77,000, which amount is equal to the dividends on the Preferred Stock. American Risk agreed to use the net cash proceeds from the sale of certain assets first to redeem any outstanding Preferred Stock and then to repurchase common stock from Mr. Hausman at a price of $1.00 per share. American Risk and Mr. Hausman will agree to facilitate the sale of these shares of common stock and Mr. Hausman will use these management fee proceeds, proceeds of such sales and from asset sales to repay principal and interest on Mr. Hausman's loan from Chase Manhattan Bank in the approximate principal amount of $1,115,000. The management fee will be reduced pro rata as Mr. Hausman receives funds from American Risk with respect to the sale of assets or from the sale of common stock and the interest payments decrease.

     Gann Agreement. On May 1, 1998 IFR entered into a new three-year contract with Mr. Gann providing for an annual base salary of $100,000 with the ability to receive performance based bonuses at the discretion of the Board of Directors. In November 1998, this Agreement was amended to extend the term to November 2001, to accelerate the payment of a bonus of 8,750 shares of common stock to the closing of the PF transaction, and to issue Mr. Gann 83,125 shares of common stock in exchange for waiving his right to invoke the change of control provisions in his agreement that were triggered by the execution of the Exchange Agreement with BSD and PeopleFirst. Mr. Gann is also entitled to participate in all benefit programs of IFR as may be made available to other salaried employees. Mr. Gann's employment agreement contains customary provisions providing for confidentiality as well as a twelve-month non-compete following the termination of the agreement. Mr. Gann's employment agreement does not provide for any severance payments. Mr. Gann's previous employment agreement provided for a base salary of $96,000. . Mr. Gann, the president of IFR has recently informed the Company that he intends to exercise his contractual rights to reacquire IFR in exchange for his American Risk common stock due to the Company's delisting from Nasdaq. The Company and Mr. Gann have not yet determined when or if this transaction will occur.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     As of September 7, 1999 there were 6,149,751 shares of common stock issued and outstanding. The following table sets forth, as of the close of business on September 7, 1999 (a) the name, address and number of shares of each person known by American Risk to be the beneficial owner of more than 5% of our common stock and (b) the number of shares owned by each director, each director nominee and all officers and directors as a group, together with their respective percentage holdings of such shares before and after the exchange:

Name of Beneficial Owner              Number of Shares      Percentage of Class
------------------------              ----------------      -------------------
Robert Hausman                              213,498(1)               3.5%

Steve Wilder                                      0                    0

Simon Groner(3)                                   0                    0

Lester Gann                                  94,125                  1.5%

Stephen Rosedale                          3,034,600                 49.3%
C/o Communicare Health Services
4700 Ashwood Drive
Cincinnati, Ohio 45241

Ronald Wilheim                            2,008,650                 32.7%
C/o Communicare Health Services
4700 Ashwood Drive
Cincinnati, Ohio 45241

All Officers and Directors                5,350,873                 87.0%
as a Group (five
persons)(1)
-------------------
(1) Includes 2,498 shares of common stock owned by Barbara Hausman, his spouse, however, pursuant to Rule 16a-3 of the Securities Exchange Act of 1934, as amended, Mr. Hausman disclaims beneficial ownership of the shares held by his wife.
(2) Shares owned by a limited liability company in which Messrs. Rosedale and Wilheim are the sole members.

Item 12. Certain Relationships and Related Transactions

     In conjunction with the acquisition of Federal in May 1997, Federal delivered a promissory note to Robert Hausman, American Risk's president, and Barbara Hausman, his wife, in the principal amount of $1,079,024. Mr. Hausman was a 90% shareholder in Federal prior to its acquisition by American Risk. In October, 1997 Robert Hausman and Barbara Hausman converted the principal and any accrued but unpaid interest thereon into 14,375 shares of American Risk's Series E Cumulative Non-Participating Preferred Stock (the "Series E"). The designations, rights and preferences of the Series E provide (a) for annual dividends equal to $77,000, (b) full voting rights, share for share, with any then outstanding common stock as well as with any other class or series of stock of American Risk having general voting power with the common stock concerning any matter being voted upon by American Risk's shareholders, (c) is not convertible into any other class of capital stock of American Risk and (d) is redeemable at the option of American Risk at a redemption price to be negotiated by the parties at the time of redemption. Dividends are current. The balance of the dividends due has been accrued. On July 1, 1998, Federal Supply borrowed $50,000 from Robert and Barbara Hausman and delivered a one-year promissory note bearing interest at the rate of 10% per annum. On September 3, 1998, American Risk borrowed $70,000 from Robert and Barbara Hausman and delivered a one-year promissory note bearing interest at the rate of 10% per annum. These monies were utilized for working capital purposes. . In December 1998, Mr. Hausman and American Risk agreed to exchange the Preferred Stock for 143,750 shares of common stock, of which 75,000 shares were exchanged simultaneously with the BSD closing and the remaining 6,875 preferred shares were exchanged in September 1999 prior to the Peoplefirst closing.

     In conjunction with the September 1997 acquisition of LPS, Barbara Hausman and Ronna Newman Rutstein, the wife of C. Lawrence Rutstein, then a director of American Risk, each received 2,498 shares of American Risk's common stock in exchange for their interests in LPS. Each of Messrs. Hausman and Rutstein disclaim beneficial ownership interest in the shares held by their respective spouses. In August 1997 LPS purchased the assets out of bankruptcy of Kedac, Inc., an unaffiliated third party, which such assets consisted for substantially all of the existing operating assets, accounts receivable, furniture and equipment and general intangibles, including the trade name "Lantana Peat & Soil" for a total consideration of $190,000 in cash and the assumption of $750,000 of notes with a financial institution.

     In September 1997 American Risk purchased 100% of the issued and outstanding stock of LPS from its shareholders, who included Mrs. Hausman and Mrs. Rutstein, in exchange for 33,750 shares of American Risk's restricted common stock in a private transaction exempt from registration under the Act in reliance on Section 4(2) thereof.

     On May 1, 1998 American Risk determined it would unwind its acquisition of 51% of Regenesis Holdings, Inc. ("Regenesis") acquired from a shareholder of Regenesis effective January 16, 1998 as the parties involved were unable to fulfill their obligations under the acquisition agreement. There were no extraordinary charges associated with the transaction and there was no adverse effect on American Risk as a result of this transaction. C. Lawrence Rutstein served as President of Regenesis at the time of the transaction. Robert Hausman served as a director of Regenesis at the time of the transaction.

     On June 29, 1998,American Risk sold its investment in LPS to American Group, Inc., a Nevada corporation ("American")for a 23.8% ownership in American.

In February 1999, American Risk entered into a Settlement Agreement with M. Shulman & Associates pursuant to which Shulman agreed to waive any future fees, including those that may be due in connection with the completed BSD transaction, in exchange for American Risk transferring the 120,000 shares of American owned by it and the assumption by American Risk of $100,000 of notes held by Mr. Hausman.

On July 2, 1999, the Company sold the building owned by its Workforce Properties subsidiary to Lester and Glenda Gann. Mr. Gann is the President of the Company's IFR subsidiary. The building was sold for $450,000 plus the assumption of certain liabilities. A portion of the proceeds from the sale was utilized to payoff the existing mortgages in full and satisfies all outstanding tax liens on the property. The Company no longer has any liabilities associated with the property. The Company now leases the building for its IFR subsidiary from Mr. Gann on a month to month basis at a cost of approximately $7,500 per month.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

     The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits

Exhibit No.         Description
-----------         ------------------------------------------------------------

2.6 Agreement dated as of May 29, 1997 by and between Workforce Systems Corp. and Robert Hausman and John Murray as Sole Shareholders of Federal Supply, Inc. and Robert Hausman as Sole Shareholder of Federal Fabrication, Inc. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 1997

2.7 Agreement dated as of May 29, 1998 by and between Coventry Industries Corp. and American Group, Inc. is incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 1998

2.8 Exchange Agreement among Coventry Industries Corp., BSD Healthcare Industries, Inc., its shareholders, People First LLC and its members dated September 30, 1998 is incorporated By reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 1998

3.1 Articles of Incorporation are hereby incorporated by reference to the Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on January 12, 1993

3.2 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series B $5.00 Cumulative Convertible Preferred Stock are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 1994

3.3 Articles of Amendment to the Articles of Incorporation changing the corporation name are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 1994

3.4 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series A and Series C Preferred Stock are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended December 31, 1994

3.5 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series D Preferred Stock is hereby incorporated by reference to the Report on Form 10-KSB for the fiscal year ended June 30, 1996.

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

3.10 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the Series F Cumulative Non-Participating Preferred Stock are hereby incorporated by reference to the Annual Report on Form 10-QSB for the quarter ended September 30,1997.

3.11 Articles of Amendment to the Articles of Incorporation Changing the name of the corporation to Coventry Industries Corp. are hereby incorporated by reference to the Report on Form 10-QSB for the quarter ended September 30,1997.

3.12 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of the 5% Series Convertible Preferred Stock are hereby incorporated by reference to the report on Form 8-K filed with the Securities and Exchange Commission on January 29, 1998.

3.13 Articles of Amendment to the Articles of Incorporation decreasing the number of authorized common stock and effecting a one-for-eight split is hereby incorporated by reference to the report on form 10-QSB filed with the Securities & Exchange Commission on 5/17/99.

3.14 Articles of Amendment to the Articles of Incorporation Changing the name of the Corporation to American Risk Management Group, Inc, and increasing the number of authorized common and preferred stock are hereby incorporated by reference to the report on Form 8-K filed with the Securities and Exchange Commission on September 20, 1999

4.1 Investment Banking Warrant Agreement between Coventry Industries Corp. and Barron Chase Securities, Inc. is hereby incorporated by reference to the report on Form 10-QSB for the quarter ended December 31, 1997.

4.2 Termination and Amendment Agreement dated December 9, 1998 between the Company and Barron Chase Securities, Inc. is hereby incorporated to the Current Report on Form 8-K filed December 22, 1998

10.2 Employment Agreement between Industrial Fabrication & Repair, Inc. and Lester E. Gann is hereby incorporated by reference to the Registration Statement on Form SB-2, File No. 333-11169, as filed with the Securities and Exchange Commission on August 30, 1996, as amended

10.4 Management agreement between Workforce Systems Corp. and Robert Hausman is hereby incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

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

10.12               Intentionally deleted.

10.13 Amendment dated November 9, 1998 to Employment Agreement Dated May 1, 1998 Between Industrial Fabrication and Repair, Coventry Industries Corp., and Lester Gann is hereby incorporated to the Current Report on Form 8-K filed December 22, 1998.

10.14 Amendment dated as of December 1, 1998 to Management Agreement dated July 1, 1997 and amended November 1, 1997 between the Company and Robert Hausman is hereby incorporated to the Current Report on Form 8-K filed December 22, 1998.

10.15 Voting Agreement dated December 3, 1998 among Robert Hausman, Lester Gann, Ronald Wilheim, Stephen Rosedale, Yucatan Holdings, Connie Steinmetz, Strategic Capital Holdings, Inc. and Arizona Development Corporation is hereby incorporated to the Current Report on Form 8-K filed December 22, 1998.

10.16 Consulting Agreement between the Company and Connie Steinmetz dated as of November 2, 1998 is hereby incorporated to the Current Report on Form 8-K filed December 22, 1998.

10.18 Exchange Agreement dated February 3, 1999 between the Company and ProFutures Special Equities Fund, L.P. is hereby incorporated by reference to the report on Form 10-QSB for the quarter ended December 31, 1998

10.19 Settlement Agreement dated February 4, 1999 among the Company, M. Shulman & Associates and Robert Hausman is hereby incorporated by reference to the report on Form 10-QSB for the quarter ended December 31, 1998.

10.20 Amendement dated as of July 30, 1999 to the Management Agreement dated July 1, 1997 and amended November 1, 1997 and December 1, 1998 between the Company and Robert Hausman.

10.21 Stock Purchase Agreement among BSD Healthcare Industries, Inc., Coventry Industries Corp., Stephen Rosedale and Ronald Wilheim is hereby incorporated by reference to the Form 10-SB of the Company's subsidiary BSD Healthcare Industries, Inc. filed on August 18,1999.

10.22 Letter of intent among PeopleFirst Staffing LLC and CHS Homecare Services, Ltd is hereby incorporated by reference to the information statement on Schedule 14C filed with the Securities and Exchange Commission on September 13, 1999

10.23 1999 Stock Option Plan is hereby incorporatedby reference to the information statement on Schedule 14C filed with the Securities and Exchange Commission on September 13, 1999

16.3 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

16.4 Letter from BDO Seidman, LLP regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997

16.4 Letter from BDO Seidman, LLP advising the Company of its Decision not to renew their engagement with the company as its principal auditors is hereby incorporated by reference to the report on Form 8-K as filed with the Securities and Exchange Commission on June 5, 1998.

16.6 Letter from BDO Seidman, LLP advising the Company of its Agreement with statements made in response to Item 4 of Form 8-K for the event that occurred on June 1, 1998 is hereby incorporated by reference to the report on Form 8-K/A as filed with the Securities and Exchange Commission on June 17, 1998.

16.7 Letter regarding change in certified accountant from Sweeney, Gates & Co. is hereby incorporated by reference to the report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 1999 . 21 Subsidiaries of the Registrant

27                  Financial Data Schedule


(b)                 Reports on Form 8-K

                    During the three months ended June 30, 1999, the Company filed a Report on Form 8-K with the Securities and Exchange Commission

                    1. On May 11, 1999, the Company filed a Report on Form 8-K disclosing under Item 5 information relating to the delisting of its common stock from the Nasdaq SmallCap Market to the OTC Bulletin Board.

                    2. On June 30, 1999, the Company filed a Report on Form 8-K disclosing under Item 4 information relating to the change of the Company's auditors from Sweeney, Gates
                         & Co. to J.H.Cohn LLP.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coventry Industries Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN RISK INDUSTRIES CORP.

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

New board

Signature                     Title                            Date
--------------------          -------------------        ----------------

/s/ Stephen Rosedale          Chairman                   October 12, 1999
--------------------
Stephen Rosedale


/s/ Robert Hausman            President                  October 12, 1999
--------------------
Robert Hausman


/s/ Ronald Wilheim            Exec. V.P                  October 12, 1999
--------------------
Ronald Wilheim


/s/ Simon Groner              Secretary, Director        October 12, 1999
--------------------
Simon Groner


/s/ Steve Wilder              Director                   October 12, 1999
--------------------
Steve Wilder

                      AMERICAN RISK MANAGEMENT GROUP, INC.
                      (Formerly Coventry Industries Corp.)
                                AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                      PAGE
                                                                      ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                             F-2/5

CONSOLIDATED BALANCE SHEET
     JUNE 30, 1999                                                     F-6

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED JUNE 30, 1999 AND 1998                                F-7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED JUNE 30, 1999 AND 1998                               F-8/9

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED JUNE 30, 1999 AND 1998                              F-10/11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-12/32




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders
American Risk Management Group, Inc.


We have audited the accompanying consolidated balance sheet of AMERICAN RISK MANAGEMENT GROUP, INC. (formerly Coventry Industries Corp.) AND SUBSIDIARIES as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Risk Management Group, Inc. and Subsidiaries as of June 30, 1999, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                 J.H. COHN LLP


Roseland, New Jersey
September 17, 1999

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors and Stockholders
American Risk Management Group, Inc.


We audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of American Risk Management Group, Inc. (formerly Coventry Industries Corp.) and Subsidiaries for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit. We did not audit the financial statements of Industrial Fabrication & Repair, Inc. and Workforce Properties Corp., wholly-owned subsidiaries, which statements reflect total assets of 52% as of June 30,1998 and total revenues of 41% for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Industrial Fabrication & Repair, Inc. and Workforce Properties Corp., is based solely on the reports of the other auditors.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Risk Management Group, Inc. and Subsidiaries for the year ended June 30, 1998, in conformity with generally accepted accounting principles.


                                         Sweeney, Gates & Co.


Fort Lauderdale, Florida
September 28, 1998

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
Industrial Fabrication and Repair, Inc.


We have audited the statements of operations, changes in stockholder's equity and cash flows of Industrial Fabrication and Repair, Inc. for the year ended June 30, 1998, which are not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Industrial Fabrication and Repair, Inc. for the year ended June 30, 1998, in conformity with generally accepted accounting principles.


                                         Reel & Swafford, PLC


Knoxville, Tennessee
September 11, 1998, except for Note 9
    as to which the date is September
    30, 1998

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors
Workforce Properties Corp.


We have audited the statements of operations, changes in stockholder's equity and cash flows of Workforce Properties Corp. for the year ended June 30, 1998, which are not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Workforce Properties Corp. for the year ended June 30, 1998, in conformity with generally accepted accounting principles.


                                         Reel & Swafford, PLC


Knoxville, Tennessee
September 11, 1998

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999



                                ASSETS
                                ------
Current assets:
     Cash and cash equivalents                                                  $    15,705
     Accounts receivable, net of allowance for doubtful accounts of $4,000          449,106
     Inventories                                                                    386,062
     Net assets of discontinued operations                                          387,083
     Property held for sale                                                         439,644
     Other current assets                                                           213,748
                                                                                -----------
              Total current assets                                                1,891,348
Equipment, net of accumulated depreciation of $522,032                            1,045,611
Goodwill, net of accumulated amortization of $286,126                             1,098,592
Deferred debt financing costs                                                     1,859,646
Other assets                                                                        542,208
                                                                                -----------
              Total                                                             $ 6,437,405
                                                                                ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
     Note payable to bank under revolving credit facility                       $   235,000
     8% convertible and nonconvertible notes payable                                900,000
     Notes payable to stockholders and former stockholder                         1,078,100
     Current portion of long-term debt                                              312,781
     Accounts payable                                                               314,124
     Estimated loss on disposal of discontinued operations                          546,245
     Other current liabilities                                                      412,863
                                                                                -----------
              Total current liabilities                                           3,799,113
Long-term debt, net of current portion                                               79,262
                                                                                -----------
              Total liabilities                                                   3,878,375
                                                                                -----------

Stockholders' equity:
     Preferred stock, $.008 par value; Series E; 14,375 shares authorized;
         6,875 shares issued and outstanding                                             55
     Common stock, $.008 par value; 3,125,000 shares authorized;
         1,093,958 shares issued                                                      8,751
     Additional paid-in capital                                                  26,139,820
     Unearned compensation and advertising fees                                  (2,311,292)
     Accumulated deficit                                                        (21,025,179)
     Less treasury stock - 75,000 shares of common stock, at cost                  (253,125)
                                                                                -----------
              Total stockholders' equity                                          2,559,030
                                                                                -----------
              Total                                                             $ 6,437,405
                                                                                ===========

                See Notes to Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                      1999               1998
                                                                                  -----------        -----------
Revenues                                                                          $ 4,072,036        $ 3,950,431
Cost of revenues                                                                    2,497,151          3,147,248
                                                                                  -----------        -----------
Gross profit                                                                        1,574,885            803,183
                                                                                  -----------        -----------

Selling, general and administrative expenses                                        2,959,917          6,032,751
Depreciation and amortization                                                         301,078            333,087
                                                                                  -----------        -----------
           Totals                                                                   3,260,995          6,365,838
                                                                                  -----------        -----------

Operating loss                                                                     (1,686,110)        (5,562,655)
                                                                                  -----------        -----------

Other expenses:
    Interest                                                                        1,718,432             69,934
    Write-down of property held for sale                                              885,000
                                                                                  -----------        -----------
           Totals                                                                   2,603,432             69,934
                                                                                  -----------        -----------

Loss from continuing operations                                                    (4,289,542)        (5,632,589)
                                                                                  -----------        -----------

Discontinued operations:
    Loss from operations                                                           (1,064,645)        (1,906,619)
    Loss on disposal                                                                 (952,311)        (1,438,687)
                                                                                  -----------        -----------

    Loss from discontinued operations                                              (2,016,956)        (3,345,306)
                                                                                  -----------        -----------

Net loss                                                                           (6,306,498)        (8,977,895)

Preferred dividend requirements                                                       108,251            114,834
                                                                                  -----------        -----------

Net loss applicable to common stock                                               $(6,414,749)       $(9,092,729)
                                                                                  ===========        ===========

Basic loss per common share:
    Loss from continuing operations                                                    $(6.07)           $(17.17)
    Loss from discontinued operations                                                   (2.78)            (10.20)
                                                                                       ------            -------

Net loss                                                                               $(8.85)           $(27.37)
                                                                                       ======            =======

Basic weighted average common shares outstanding                                      725,222            328,018
                                                                                      =======            =======

                See Notes to Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED JUNE 30,1999 AND 1998

                                                                         Preferred Stock
                                ---------------------------------------------------------------------------------------------------
                                    Series A        Series C       Series E         Series F      5% Convertible      Common Stock
                                --------------  ---------------  --------------  --------------   --------------    ---------------
                                Shares  Amount  Shares   Amount  Shares  Amount  Shares   Amount  Shares Amount     Shares   Amount
                                ------  ------  ------   ------  ------  ------  ------   ------  -------------     ------   ------

Balance, July 1, 1997             4    $ -      3,750    $ 30                                                       244,116  $1,953

Preferred stock issued for:
   Purchase of business                                                           9,375     $ 75

   Conversion of note payable
     to stockholder                                             14,375    $115

Sale of preferred stock through
   private placement                                                                                  156   $ 1

Preferred stock canceled in
   connection with discon-
   tinued operations                                                             (9,375)     (75)

Common stock issued for:
   Purchase of business                                                                                              45,112     361

   Professional and other
     services, employee
     compensation and
     other current and pre-
     paid costs and expenses                                                                                        127,982   1,024

Repurchase of common stock                                                                                          (38,111)   (305)

Dividends declared

Net loss

                                  -    --       -----    ----   ------    ----        -      ---      ---   ---     -------  ------
Balance, June 30, 1998            4    $-       3,750    $ 30   14,375    $115        -      $ -      156   $ 1     379,099  $3,033
                                  =    ==       =====    ====   ======    ====        =      ===      ===   ===     =======  ======

(RESTUBBED TABLE)

                                                   Unearned
                                                   Compensa-
                                    Additional     tion and
                                     Paid-in     Advertising       Accumulated   Treasury
                                     Capital         Fees           Deficit       Stock        Total
                                     -------         ----           -------       -----        -----

Balance, July 1, 1997              $12,567,700     $(1,916,667)     $ (5,517,701)            $ 5,135,315

Preferred stock issued for:
   Purchase of business                                                                               75

   Conversion of note payable
     to stockholder                  1,149,904                                                 1,150,019

Sale of preferred stock through
   private placement                 1,074,999                                                 1,075,000

Preferred stock canceled in
   connection with discon-
   tinued operations                                                                                 (75)

Common stock issued for:
   Purchase of business              1,831,743                                                 1,832,104

   Professional and other
     services, employee
     compensation and
     other current and pre-
     paid costs and expenses         4,965,393        (394,625)                                4,571,792

Repurchase of common stock             (75,918)                                                  (76,223)

Dividends declared                                                      (114,834)               (114,834)

Net loss
                                                                      (8,977,895)             (8,977,895)
                                   -----------     -----------      ------------             -----------
Balance, June 30, 1998             $21,513,821     $(2,311,292)     $(14,610,430)            $ 4,595,278
                                   ===========     ===========      ============             ===========


                See Notes to Consolidated Financial Statements.

             AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30,1999 AND 1998


                                                                         Preferred Stock
                                ---------------------------------------------------------------------------------------------------
                                    Series A        Series C       Series E         Series F      5% Convertible      Common Stock
                                --------------  ---------------  --------------  --------------   --------------    ---------------
                                Shares  Amount  Shares   Amount  Shares  Amount  Shares   Amount  Shares Amount     Shares   Amount
                                ------  ------  ------   ------  ------  ------  ------   ------  -------------     ------   ------

Balance, July 1, 1998             4   $ -       3,750    $ 30   14,375    $115                        156    $1     379,099  $3,033

Common stock issued for:
   Purchase of business                                                                                             118,250     946

   Professional and other
     services, employee
     compensation and
     other current and pre-
     paid costs and expenses                                                                                        240,359   1,922

   Conversion of Series
     E preferred stock                                          (7,500)    (60)                                      75,000     600

   Purchase and retirement
     of preferred stock          (4)           (3,750)    (30)                                       (156)   (1)     31,250     250

Effect of issuance of beneficial
   conversion rights

Sale of common stock and
   warrants through private
   placement                                                                                                        250,000   2,000

Repurchase of common
   stock


Dividends declared

Net loss

                                ---   ---         ---    ----    -----   -----     ---     ----      ----   ---   ---------  ------
Balance, June 30, 1999            -   $ -           -    $  -    6,875   $  55       -     $  -         -   $ -   1,093,958  $8,751
                                ===   ===         ===    ====    =====   =====     ===     ====      ====   ===   =========  ======

(RESTUBBED TABLE)

                                                   Unearned
                                                   Compensa-
                                    Additional     tion and
                                     Paid-in     Advertising       Accumulated   Treasury
                                     Capital         Fees           Deficit       Stock        Total
                                     -------         ----           -------       -----        -----

Balance, July 1, 1998              $21,513,821     $(2,311,292)     $(14,610,430)            $ 4,595,278

Common stock issued for:
   Purchase of business                826,804                                                   827,750

   Professional and other
     services, employee
     compensation and
     other current and pre-
     paid costs and expenses         1,412,538                                                 1,414,460

   Conversion of Series
     E preferred stock                    (540)

   Purchase and retirement
     of preferred stock             (1,299,697)                                               (1,299,478)

Effect of issuance of beneficial
   conversion rights                 2,863,721                                                 2,863,721

Sale of common stock and
   warrants through private
   placement                           823,173                                                   825,173

Repurchase of common
   stock                                                                          $(253,125)    (253,125)

Dividends declared                                                      (108,251)               (108,251)

Net loss

                                                                      (6,306,498)             (6,306,498)
                                   -----------     -----------      ------------  ---------  -----------
Balance, June 30, 1999             $26,139,820     $(2,311,292)     $(21,025,179) $(253,125) $ 2,559,030
                                   ===========     ===========      ============  =========  ===========


                See Notes to Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                                1999                1998
                                                                                             -----------        -----------
Operating activities:
     Net loss                                                                                $(6,306,498)       $(8,977,895)
     Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
         Depreciation and amortization                                                           299,338            333,087
         Amortization of debt issuance costs                                                   1,590,956
         Services, compensation and other expenses paid through
              the issuance of common stock                                                     1,235,608          3,760,552
         Write-down of inventories                                                                                  477,052
         Write-down of property held for sale                                                    885,000
         Other                                                                                     4,000
         Changes in operating assets and liabilities of continuing operations:
              Accounts receivable                                                                 12,545           (118,880)
              Inventories                                                                        163,661            368,360
              Other current assets                                                               (22,873)            39,285
              Other assets                                                                       (58,634)          (138,861)
              Accounts payable and other current liabilities                                     (63,207)          (252,174)
                                                                                             -----------        -----------
                  Net cash used in continuing operations                                      (2,260,104)        (4,509,474)
                  Net cash provided by discontinued operations                                 1,415,365          3,398,556
                                                                                             -----------        -----------
                  Net cash used in operating activities                                         (844,739)        (1,110,918)
                                                                                             -----------        -----------

Investing activities - purchases of equipment                                                    (20,026)           (24,361)
                                                                                             -----------        -----------

Financing activities:
     Net proceeds from revolving credit loans                                                    235,000
     Proceeds from borrowings from stockholders                                                  636,276              9,093
     Repayments of borrowings from stockholders                                                  (85,000)
     Proceeds from issuances of notes payable                                                                       120,905
     Repayments of notes payable                                                                (175,758)          (208,560)
     Redemption of preferred stock                                                              (600,000)
     Repurchase of common stock                                                                                     (76,223)
     Net proceeds from sale of preferred stock, common stock
         and warrants                                                                            825,173          1,075,000
     Dividends paid                                                                               (6,417)           (66,938)
                                                                                             -----------        -----------
                  Net cash provided by financing activities                                      829,274            853,277
                                                                                             -----------        -----------

Decrease in cash and cash equivalents                                                            (35,491)          (282,002)
Cash and cash equivalents, beginning of year                                                      51,196            333,198
                                                                                             -----------        -----------

Cash and cash equivalents, end of year                                                       $    15,705        $    51,196
                                                                                             ===========        ===========

                 See Notes to Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation:
           Organization:
                  American Risk Management Group, Inc. ("American Risk" or the "Parent") was originally incorporated in Florida on August 17, 1992 as Workforce Systems Corp. (the name Workforce Systems Corp. was changed to Coventry Industries on September 30, 1997 and to American Risk Management Group, Inc. on September 7,
                  1999). American Risk was organized as a holding company for the purpose of acquiring other operating businesses and has acquired and disposed of several businesses since it was formed. As used herein, the "Company" refers to American Risk and its subsidiaries.

                  As of July 1, 1998, the Company operated a Manufacturing Division and a Staffing Division. The Manufacturing Division was comprised primarily of four subsidiaries: Industrial Fabrication & Repair, Inc. ("IFR"), Maintenance Requisition Order Corp. ("MRO") and Federal Supply, Inc. and Federal Fabrication, Inc. (collectively, "Federal"). IFR provides machining, welding, specialty design and fabrication for custom applications to clientele from various industries. IFR is also an authorized distributor for a variety of component products for other manufacturers. MRO was operating as an industrial supply house for several lines of power transmissions products. Federal was operating as a fabricator and distributor of custom-designed fire sprinkler systems and components for use in both commercial and residential applications. The Staffing Division was comprised primarily of the operations of two subsidiaries: Outside Industrial Services, Inc. ("OIS") and American Industrial Management, Inc. ("AIM"). The Staffing Division was providing specialized labor services on a contract basis to businesses in the light industrial and light manufacturing areas, augmenting the client's base of permanent employees.

                  The Company initiated a plan to discontinue and liquidate Federal's fire sprinkler operations (see Note 4) in June 1999. The Company also terminated substantially all of the industrial supply operations of MRO, which were not material, during 1999. The Company discontinued the staffing operations of AIM and completed the sale of its assets during 1998 (see
                  Note 4). The Company also terminated substantially all of the staffing operations of OIS, which were not material, during 1999. The Company acquired and adopted a plan for the sale of BSD Healthcare Industries, Inc. and its subsidiaries ("BSD"), which conducted health care staffing operations, during 1999 (see Notes 3 and 4). The Company acquired and sold LPS Acquisition Corp. ("LPS"), which was a wholesale distributor of high quality custom soil mixes, during 1998 (see Notes 3 and 4).

                  As a result of the acquisitions and dispositions described above, the Company's continuing operations reflected in the accompanying consolidated financial statements as of June 30, 1999 and for the years ended June 30, 1999 and 1998 were comprised of the manufacturing and distribution operations of IFR.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation (concluded):
           Organization (concluded):

                  As further explained in Note 17, subsequent to June 30, 1999, the Company consummated an agreement whereby it acquired 100% of the equity interests in PeopleFirst, LLC. ("PF") in exchange for 5,000,000 shares of the Company's common stock. PF functions as an administrative services organization that provides small to medium-sized businesses with outsourcing solutions to human resources needs. As a result of the exchange of equity interests, the former owners of PF acquired approximately 80% of the common stock of the Company.

           Basis of presentation:
                  The Company has incurred significant recurring losses from continuing and discontinued operations since its inception, including losses from continuing operations of approximately $4,290,000 and $5,633,000 and losses from discontinued operations of approximately $2,017,000 and $3,345,000 in 1999 and 1998, respectively. Net cash used in the operating activities of continuing operations totaled approximately $2,260,000 and $4,509,000 in 1999 and 1998, respectively.
                  Furthermore, the Company had a working capital deficiency of approximately $1,908,000 and an accumulated deficit of approximately $21,025,000 at June 30, 1999. In the absence of the mitigating factors explained below, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

                  Losses from continuing operations included significant nonrecurring charges from the write-down of property held for sale and the amortization of the cost of beneficial conversion rights allocated to deferred debt financing costs in 1999 and the write-down of inventories in 1998. Such losses also included significant noncash charges attributable to the issuance of equity securities to pay for services, compensation and other expenses in 1999 and 1998. Management believes, but cannot assure, that during the year ending June 30, 2000 the Company will be able to liquidate certain unprofitable operations and reduce certain corporate administrative charges and generate profits and positive cash flows from the administrative services business the Company acquired in exchange for common stock subsequent to the end of 1999. The Company obtained cash and reduced debt through the consummation of the sale in July 1999 of the property it has been using in its principal manufacturing operations. Management also believes, but cannot assure, that the Company will be able to generate additional resources through loans from, or sales or other issuances of capital stock to, related and/or unrelated parties. Although management cannot provide any assurances that the Company will be successful in generating profitable operations on a sustained basis, it believes that the Company will have sufficient resources to fund its operations through at least June 30, 2000.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies:
           Principles of consolidation:
                  The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Use of estimates:
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           Revenue recognition:
                  Revenues are generally recognized at the time the product is shipped or the services are provided.

           Cash equivalents:
                  Cash equivalents include all highly liquid debt investments with a maturity of three months or less when acquired.

           Inventories:
                  Inventories are stated at the lower of cost or market using the specific identification method.

           Property and equipment:
                  Equipment used in continuing operations is carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                      Machinery                                   5-15 years
                      Automobiles and trucks                         5 years

                  The net carrying value of property held for sale was written down to fair value (based on an estimate of sales proceeds) at the time management decided to dispose of the property and depreciation was discontinued.

           Goodwill:
                  Goodwill, which is comprised of costs in excess of net assets of acquired businesses, is being amortized on a straight-line basis over an estimated useful life of 20 years.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
           Impairment of long-lived assets:
                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

          Deferred debt financing costs:
                  Deferred debt financing costs, including beneficial conversion rights which arose as a result of the exchange of convertible notes for outstanding shares of preferred stock in 1999 (see
                  Note 11), are being amortized to interest expense over the term of the related debt using a constant effective yield method.

          Advertising:
                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during the years ended June 30, 1999 and 1998.

          Income taxes:
                  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          Earnings (loss) per share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that: (i) the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the assumed exercise of stock options and warrants and the conversion of notes or preferred shares had been issued during the period and (ii) the numerator is adjusted to eliminate interest on convertible notes and convertible preferred dividend requirements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (concluded):
           Earnings (loss) per share (concluded):
                  Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 1999 and 1998 and, accordingly, the effects of the assumed conversion of all of the Company's outstanding convertible notes and preferred stock, and the assumed exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method, would have been anti-dilutive.

                  On March 22, 1999, the Company effected a 1 for 8 reverse split. All numbers of preferred and common shares and per share amounts (including the par value of each class of capital stock) in the accompanying consolidated financial statements and these notes have been adjusted for the effects of the reverse split.

           Stock options:
                  In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

           Recent accounting pronouncements:
                  The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended June 30, 1999 and 1998.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Purchase business combinations:
                  On December 7, 1998, the Company consummated an agreement whereby it acquired 80.1% of the issued and outstanding shares of common stock of BSD in exchange for 118,250 shares of the Company's common stock (or approximately 19.9% of its then outstanding common shares). BSD did not conduct any operations of a commercial nature or have any significant activities until February 1, 1998 when it acquired 100% of the common stock of two commonly-controlled companies, Respiratory Care Services, Inc. ("RCSI") and RCS Subacute, Inc. ("Subacute"). BSD operated as a holding company. RCSI operated as a provider of quality respiratory therapy staff in a variety of health care settings. Subacute operated as a provider of credentialed, licensed therapists experienced in all phases of skilled and subacute respiratory care. These services were provided primarily to Medicare patients.

                  The Company was required to account for the acquisition of its 80.1% interest in BSD pursuant to the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of BSD and its subsidiaries only from December 7, 1998, the date of acquisition. Since management adopted a plan prior to June 30, 1999 to, effectively, discontinue and dispose of all of the Company's staffing operations, the results of operations of BSD and its subsidiaries from December 7, 1998 through June 30, 1999 have been reclassified and reflected as discontinued operations in the accompanying consolidated financial statements (see Note 4).

                  The cost of the acquisition of BSD and its subsidiaries was $953,394, of which $827,750 was the estimated fair value of the 118,250 shares of common stock issued by the Company to the former stockholders of BSD at the date of acquisition and the balance of $125,644 is the amount of the Company's cash payments for legal, accounting and other costs related to the purchase. The issuance of the shares of common stock as part of the consideration for the acquisition of BSD was a noncash transaction that is not reflected in the accompanying 1999 consolidated statement of cash flows.

                  Pursuant to the purchase method of accounting, the initial cost of acquiring BSD and its subsidiaries, which exceeded the fair value of the net assets acquired by $1,953,086, was allocated as follows:

                    Cash and cash equivalents                     $     -
                    Goodwill                                        1,953,086
                    Other current and noncurrent assets             1,708,920
                    Line of credit and other current liabilities   (1,208,612)
                    Long-term debt                                 (1,500,000)
                                                                  -----------

                        Total cost of acquisition                 $   953,394
                                                                  ===========

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Purchase business combinations (continued):
                  In connection with the acquisition, the Company agreed to make additional payments to the former stockholders of RCS based on the results of operations of RCS during the five year period that commenced on February 1, 1998. Pursuant to the purchase method of accounting, such consideration is only accrued and charged as an additional cost of the acquisition when a contingent payment becomes due. The Company accrued a liability of $500,000 as of June 30, 1999 for the contingent payment due based on RCS's results of operations through January 31, 1999 and recorded an equivalent amount as additional goodwill.

                  On September 22, 1997, the Company acquired 100% of the common stock of LPS Acquisition Corp. ("LPS") for consideration comprised of 33,750 shares of the Company's common stock with a fair market value at the date of acquisition of $1,298,700. Certain stockholders of LPS (who owned less than a controlling interest) were also stockholders of and related parties to the Company.

                  On August 11, 1997, the stockholders of LPS had purchased the net assets and the custom soil mix wholesale distribution operations of Kedac, Inc. (a debtor-in-procession) through the bankruptcy court by agreeing to pay $190,000 in cash and assume $750,000 of Kedac, Inc.'s outstanding debt which comprises the total consideration paid of $940,000 shown in the table below.

                  In addition to issuing the 33,750 shares to the LPS stockholders, the Company agreed to assume the liabilities of LPS (which had been newly-formed for the purpose of acquiring the operations of Kedac, Inc.), including the $190,000 due in connection with the acquisition of Kedac, Inc. referred to above. The $326,000 of additional liabilities assumed were fees to related parties.

                  In addition, the Company issued an option (which was subsequently exercised) for the purchase of 11,362 shares of the Company's common stock at $14 per share as payment for consulting fees in connection with the acquisition. The market value of the shares underlying the option exceeded the total option price by $278,135, which was charged to expense.

                  The Company was required to account for the acquisition of its 100% interest in LPS pursuant to the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of LPS only from September 22, 1997, the date of acquisition. Since the Company sold LPS and disposed of its wholesale soil distribution operations on June 28, 1998, the results of operations of LPS from September 22, 1997 through June 28, 1998 have been reclassified and reflected as discontinued operations in the accompanying consolidated financial statements (see Note 4).

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Purchase business combinations (continued):
                  The cost of the acquisition of LPS was $2,942,826, of which $1,676,826 was the estimated fair value of the 45,113 shares of common stock issued by the Company to the former stockholders of LPS which was charged to expense (and, accordingly, included in the loss from discontinued operations in 1997) and $1,266,000 represented the assumption of debt.

                  The transaction was recorded at the predecessor's historical cost as follows:

                    Fair value of assets acquired                                  $  455,000
                    Excess cost over net assets acquired by LPS stockholders
                        (purchased goodwill)                                          485,000
                                                                                   ----------
                                                                                      940,000
                    Fees to related parties                                           326,000
                                                                                   ----------
                    Liabilities assumed                                             1,266,000
                                                                                   ----------
                    Market value of initial acquisition shares to LPS
                        stockholders                                                1,298,700
                    Fees                                                              378,126
                                                                                   ----------
                    Market value of stock issued                                    1,676,826
                                                                                   ----------
                            Total cost of acquisition                              $2,942,826
                                                                                   ==========

                  In addition, in connection with the acquisition of LPS, on September 25,1997, the Company issued $750,000 of preferred shares to the prior owner of Kedac, Inc., the predecessor company, for his assumption of notes payable to financial institutions. The Company issued 75,000 shares of Series F cumulative nonparticipating preferred stock with a stated capital of $10 per share. The Series F preferred stockholder received approximately $28,400 in annual dividends during fiscal year 1998. These shares were retired in connection with the disposition of LPS in May 1998.

                  The assumption of debt as part of the consideration for the acquisition of LPS and the issuance of the Series F preferred shares were noncash transactions that are not reflected in the accompanying 1998 consolidated statement of cash flows.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Purchase business combinations (concluded):
                  Unaudited pro forma information showing the Company's results of operations for the years ended June 30, 1999 and 1998 assuming the acquisitions of BSD and LPS had been consummated at the beginning of each year has not been presented since such assumption would have no effect on the results of the Company's continuing operations.


Note 4 - Discontinued operations:
                  Pursuant to a plan adopted prior to June 30, 1999 to discontinue and dispose of all of the Company's staffing operations, the Company's board of directors approved the disposal of all of BSD's health care staffing operations through an agreement dated July 1, 1999 for the sale of BSD's subsidiaries to two of the stockholders of the Company (the stockholders are also directors and executive officers of the Company). The Company also terminated substantially all of the staffing operations of OIS, which were not material, during 1999 and discontinued the staffing operations of AIM and completed the sale of its assets during 1998. The Company's board of directors approved a plan to abandon Federal's fire sprinkler operations in June 1999. The Company also acquired and sold the wholesale soil mix distribution operations of LPS during 1998.

                  Accordingly, the results of the Company's staffing, fire sprinkler and wholesale distribution operations have been retroactively reclassified and comprise the loss from discontinued operations in the accompanying consolidated statements of operations.

                  The Company will receive 75,000 shares of its common stock as the total consideration for the sale of BSD's subsidiaries. The Company recorded an estimated loss of $546,245 on the disposal of BSD's staffing operations in 1999 based on management's estimate as of June 30, 1999 of the carrying value of the net assets of the subsidiaries that will be transferred upon the consummation of their sale, net of the estimated fair market value of the 75,000 shares it will receive of $253,152 (or $3.375 per share). It also recorded a loss of $406,066 on the disposal of Federal's fire sprinkler operations in 1999 based on the carrying value of the net assets abandoned.

                  On June 28, 1998 (effective for accounting purposes as of May 31, 1998), the Company sold all of the outstanding common stock of LPS to American Group, Inc. ("AGI") in exchange for 1,200,000 shares of common stock of AGI (or approximately 24% of AGI's outstanding common shares) and the return of 75,000 shares of the Company's Series F preferred stock held by AGI, which represented all of the Series F preferred shares then outstanding. Concurrently, the Series F preferred shares were retired.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Discontinued operations (continued):

                  AGI was a newly-formed entity organized to acquire LPS. Based on the historical operating losses generated by LPS, the Company did not attribute any value to the shares of AGI it acquired, and it recorded a loss of $1,372,441 on the disposal of LPS's distribution operations in 1998 comprised of the following:

                  Write-off of fair value of common stock issued in
                     connection with the acquisition of LPS (Note 3)               $(1,676,826)
                  Fees related to sale paid to related parties                        (326,000)
                  Less excess of liabilities over assets of LPS
                     assumed by AGI                                                    630,385
                                                                                   -----------
                  Loss on disposal                                                 $(1,372,441)
                                                                                   ===========

                  The revenues and the loss from all discontinued operations for the years ended June 30, 1999 and 1998 was comprised as follows:

                                                                                           1999
                                                                      ---------------------------------------------------
                                                                        Staffing         Fire Sprinkler         Totals
                                                                        --------         --------------         ------
                  Revenues                                             $ 2,170,294         $2,411,910         $ 4,582,204
                                                                       ===========         ==========         ===========

                  Loss from operations                                 $  (608,378)        $ (456,267)        $(1,064,645)

                  Loss on disposal                                        (546,245)          (406,066)           (952,311)
                                                                       -----------         ----------         -----------

                  Loss from discontinued operations                    $(1,154,623)        $ (862,333)        $(2,016,956)
                                                                       ===========         ==========         ===========


                                                                                  1998
                                                   ----------------------------------------------------------------------
                                                   Distribution          Staffing         Fire Sprinkler        Totals
                                                   ------------          --------         --------------        ------
                  Revenues                         $ 1,729,928        $    492,447         $3,427,103         $ 5,649,478
                                                   ===========        ============         ==========         ===========

                  Loss from operations             $  (791,658)       $   (167,953)        $ (947,008)        $(1,906,619)

                  Loss on disposal                  (1,372,441)            (66,246)              -             (1,438,687)
                                                   -----------        ------------         ----------         -----------

                  Loss from discon-
                      tinued operations            $(2,164,099)       $   (234,199)        $ (947,008)        $(3,345,306)
                                                   ===========        ============        ===========         ===========

                                      F-20

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Discontinued operations (concluded):

                  The net assets of discontinued operations reflected in the accompanying consolidated balance sheet as of June 30, 1999 were comprised as follows:

                  Current assets:
                     Accounts to receivable                      $   778,001
                     Other current asserts                           106,548
                                                                 -----------
                         Total current assets                        884,549

                  Property and equipment                             109,708
                  Goodwill                                         2,183,560
                  Other assets                                        13,417
                                                                 -----------
                         Total assets                              3,191,234
                                                                 -----------
                  Current liabilities:
                     Accounts payable and accrued expenses         1,579,861
                     Notes payable                                 1,224,290
                                                                 -----------
                         Total liabilities                         2,804,151
                                                                 -----------
                  Net assets of discontinued operations          $   387,083
                                                                 ===========


Note 5 - Inventories:
                  At June 30, 1999, inventories used in continuing operations consisted of the following:

                  Raw materials                                     $605,719
                  Finished goods                                     313,950
                                                                    --------
                                                                     919,669
                  Noncurrent inventories                             533,607
                                                                    --------
                         Total                                      $386,062
                                                                    ========

                  Noncurrent inventories, which are included in other assets, consisted of finished goods and other supplies not expected to be utilized by the Company during the year ending June 30, 2000.


Note 6 - Property held for sale:

                  Property held for sale was comprised of real property used in IFR's manufacturing and distribution operations that was subject to a contract for sale to the president of IFR as of June 30, 1999. The property had been written down to an estimated net realizable value of $439,644 based on the sales contract through a charge of $885,000 in the fourth quarter of 1999 that is included in other expenses in the accompanying consolidated statement of operations. The sale was completed on July 2, 1999 and portions of the proceeds were used to satisfy the existing mortgage (see Note 10) and all of the outstanding tax liens on the property. Concurrent with the sale of the property, the Company began to lease the property on a month-to-month basis for approximately $7,500 per month.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Equipment:
                  At June 30, 1999, equipment used in continuing operations consisted of the following:

                  Machinery                                         $1,310,655
                  Automobiles and trucks                               206,218
                  Other                                                 50,770
                                                                    ----------
                         Total                                       1,567,643
                  Less accumulated depreciation and amortization       522,032
                                                                    ----------
                         Total                                      $1,045,611
                                                                    ==========

                  Depreciation and amortization expense was $230,795 and $249,289 in 1999 and 1998, respectively.


Note 8 - Notes payable to stockholders and former stockholder:
                  Notes payable to stockholders and former stockholder were comprised as follows at June 30, 1999:

                    8% notes payable to stockholder due on demand     $  870,000
                    7.4% note payable to stockholder due on demand        40,000
                    10% note payable to former stockholder due
                         on demand                                       168,100
                                                                      ----------
                         Total                                        $1,078,100
                                                                      ==========

                  In 1999, notes payable with aggregate principal balances of $250,000 were issued to stockholders in noncash transactions that are not reflected in the accompanying 1999 consolidated statement of cash flows, of which $72,023 was for the payment of compensation, $20,227 was for the payment of interest, $57,750 was for the payment of dividends and $100,000 was for the payment of amounts paid by a stockholder on behalf of the Company. In 1998, a note payable with an aggregate principal balance of $1,150,109 was converted into 14,375 shares of Series E preferred stock (see Note 15).

                  Interest expense attributable to notes payable to stockholders was not material in 1999 and 1998.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Revolving line of credit:
                  During 1999, the Company obtained a $300,000 revolving line of credit from a bank. At June 30, 1999, borrowings under the revolving line of credit, which expires on September 30, 1999, totaled $235,000. Interest is payable monthly at 8.5% on the outstanding principal balance. Borrowings are limited to 75% of qualifying accounts receivable and 50% of eligible inventories and are secured by all of the Company's accounts receivable, inventories and general intangibles.


Note 10- Long-term debt:

                  Long-term debt was comprised as follows at June 30, 1999:

                    Notes payable secured by equipment (A)              $170,622
                    First mortgage note payable secured by property
                         held for sale (B)                               221,421
                                                                        --------
                            Total                                        392,043
                    Less current portion                                 312,781
                                                                        --------
                    Long-term debt                                      $ 79,262
                                                                        ========

                    (A) Payable in monthly installments, including interest at
                        10%, maturing at various dates from August 1999 through May 2002.

                    (B) The first mortgage note, which bore interest at 7.75%
                        and was originally due in installments through July 2003, was prepaid from the proceeds of the sale of the property that secured the mortgage on July 2, 1999 (see
                        Note 6).

                  Principal amounts due under the Company's long-term obligations in each of the years subsequent to June 30, 1999, as adjusted for the prepayment of the first mortgage note, are as follows:

                      Year Ending
                       June 30,           Amount
                      -----------        --------
                         2000            $312,781
                         2001              51,113
                         2002              28,149

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - 8% convertible and nonconvertible notes payable:
                  The 8% convertible notes and the 8% nonconvertible notes payable (collectively, the "8% Notes") had an aggregate carrying value of $900,000 at June 30, 1999, of which $819,000 and $81,000 was attributable to the convertible and nonconvertible notes, respectively. The 8% Notes are due on demand commencing on the earlier of February 15, 2000 or the date as of which the Company has received aggregate proceeds of $1,000,000 from the exercise of warrants sold through the Company's private placement of units in March 1999 (see Note
                  15). Convertible notes in the principal amount of $273,000 and $546,000 can be converted into shares of common stock at $.91 per share and $1.36 per share, respectively, and, accordingly, a total of 701,471 shares of common stock were reserved for possible future issuance upon conversion as of June 30, 1999. However, conversion at any time through March 31, 2000 is subject to the consent of the investment banking firm that was the placement agent for the private sale of the units.

                  The 8% Notes were issued on March 10, 1999 as part of the consideration for the redemption of shares of preferred stock (see Note 15). The fair value of the Company's common stock on that date was $5.25 per share which exceeded the conversion prices for the convertible notes. Pursuant to interpretations issued by the staff of the Securities and Exchange Commission, such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the Company recorded beneficial conversion rights in connection with the issuance of the convertible notes with a fair value of approximately $2,864,000, which equaled the excess of the aggregate proceeds the noteholders would have received if they had converted the notes and sold the 701,471 shares of common stock for approximately $3,683,000 based on the fair market value of $5.25 per share on March 10, 1999 and the aggregate exercise price of approximately $819,000 for 300,000 shares at $.91 per share and 401,471 shares at $1.36 per share. The Company also recorded a corresponding increase in additional paid-in capital.

                  The initial value of the beneficial conversion rights was included in deferred debt financing costs and is being amortized over the period from the date of the exchange through March 31, 1999, the date the notes become convertible without any restrictions by the noteholders. Amortization totaled $1,591,000 in 1999.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12- Commitments and contingencies:
           Employment agreement:

                  The Company has entered into employment agreements with two of its key executives which obligate the Company to make payments of approximately $235,000 in 2000 and 2001 and $175,000 in 2002.

           Litigation:
                  In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company in subsequent years.

           Concentrations of credit risk and major customers:
                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash balances with major financial institutions that have high credit ratings. At times, such balances may exceed Federally insured limits.

                  The Company generally extends credit to its customers, substantially all of whom are located in the central United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During 1999 and 1998, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at June 30, 1999.


Note 13- Income taxes:

                  As of June 30, 1999, the Company had net operating loss carryforwards of approximately $17,600,000 available to reduce future Federal taxable income which will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $9,000,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 1999.

                  The Company had also offset the potential benefits of approximately $4,500,000 and $960,000 from net operating loss carryforwards by equivalent valuation allowances as of June 30, 1998 and 1997, respectively. As a result of the increases in the valuation allowance of $2,500,000 and $3,540,000 during 1999 and 1998, respectively, no credits for income taxes are included in the accompanying consolidated statements of operations.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14 - Fair value of financial instruments:
                  The Company's material financial instruments at June 30, 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable and notes payable. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable to unrelated parties were carried at values that approximated their fair values because they had interest rates that approximated those currently prevailing for financial instruments with similar characteristics. Because of the relationship of the Company and its related parties, there is no practical method that can be used to determine the fair values of notes payable to related parties.


Note 15 - Stockholders' equity:

                  On March 22, 1999, the board of directors and the stockholders of the Company approved the 1-for-8 reverse split, the increase from $.001 to $.008 per share in the par value of common stock and each class of preferred stock and the authorization of the issuance of up to 3,125,000 shares of common stock and 250,000 shares of preferred stock. Shares of preferred stock are issuable in such series and bearing such voting, dividend, conversion, liquidation and rights and preferences as the board of directors may determine.

                  As of June 30, 1999, the only shares of preferred stock outstanding were 6,875 shares of Series E preferred stock which had a total par and liquidation value of $55. The Company had originally issued 14,375 shares of Series E preferred stock on October 7, 1997 in exchange for a note payable to the Company's principal common stockholder with a principal balance of $1,150,019. On December 15, 1998, the Company issued 75,000 common shares in exchange for 7,500 Series E preferred shares. The holders of Series E preferred shares are entitled to (i) a liquidation preference of $.008 per share, (ii) annual dividends of $77,000 and (iii) voting rights per share equivalent to those of the Company's common shares or any other class of shares of capital stock then outstanding.

                  In September 1997, the Company issued 9,375 shares of Series F cumulative nonparticipating preferred stock, par value $.008 per share, and 33,750 shares of common stock to the sellers as part of the consideration for the acquisition of LPS and 11,362 shares of common stock to consultants for services related to the acquisition (see Note 3). In June 1998, the Series F preferred shares were returned to the Company as part of the consideration for the sale of LPS (see Note 4) and retired.

                  On January 16, 1998, the Company sold approximately 156 shares of 5% convertible preferred stock, par value $.008 per share, in a private transaction at $8,000 per share and received proceeds of $1,075,000 net of selling expenses of $175,000. The shares were reacquired and retired in March 1999 as further explained below.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 15 - Stockholders' equity (continued):
                  On March 10, 1999, the Company redeemed the 4 shares of Series A preferred stock, the 3,750 shares of Series C preferred stock and the 1,250 shares of 5% convertible preferred stock then outstanding and paid accrued dividends on the preferred shares of $59,896 in exchange for total consideration with a fair value of $1,625,000 comprised of (i) cash payments of $600,000, (ii) the issuance of the 8% Notes in the principal amount of $900,000, of which of $819,000 was attributable to the 8% convertible notes and $81,000 was attributable to the 8% nonconvertible notes payable (see Note 11) and (iii) the issuance of a total of 31,250 shares of common stock with a fair value of $125,000 (or $4.00 per share). The Company recorded deferred debt financing costs of $140,626 and increased the par value of common stock and additional paid-in capital by an equivalent amount in connection with the issuance of the common stock. The Company also reduced the par value of preferred stock and additional paid-in capital by $1,440,104 based on the amount paid in cash and the principal value of the bonds totaling $1,500,000, less the $59,896 allocated to the reduction of accrued dividends payable. As further explained in Note 11, the Company also increased additional paid-in capital by approximately $2,864,000 for the value of the beneficial conversion rights attributable to the excess of the fair value of the Company's common stock on that date over the conversion prices for the convertible notes.

                  On October 7, 1997, the Company paid $76,223 to repurchase 38,113 shares of common stock and retired the shares.

                  On December 7, 1998, the Company issued 118,250 shares of common stock as the consideration for the acquisition of BSD (see Note 3). The Company has reflected the 75,000 shares of common stock it will receive as the consideration for the sale of BSD (see Note 4) as treasury stock as of June 30, 1999.

                  On March 10, 1999, the Company sold 1,000,000 units through a private placement at $1.00 per unit and received proceeds of $825,173 net of selling expenses of $174,827. Each unit consisted of .25 shares of common stock, 1 Class A warrant and 1 Class B warrant. Accordingly, the Company issued a total of 250,000 shares of common stock, 1,000,000 Class A warrants and 1,000,000 Class B warrants in connection with the private placement. Each Class A and each Class B warrant will enable the holder to purchase one share of common stock at $1.50 and $1.75 per share, respectively, at any time through March 10, 2002. No warrants were exercised during the period from March 10, 1999 to June 30, 1999 and, accordingly, 2,000,000 shares of common stock were reserved for issuance upon exercise of warrants as of June 30, 1999.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 15 - Stockholders' equity (concluded):
                  The Company issued 240,359 shares of common stock in 1999 with a fair market value of $1,414,460 and 127,982 shares of common stock in 1998 with a fair market value of $4,571,792 for professional and other services, employee compensation and other current and prepaid costs and expenses. Shares with a fair value of $394,625 issued in 1998 were for services in connection with the acquisition of the administrative services business that was consummated on September 7, 1999 (see Note
                  17). The amount attributed to the acquisition services was reflected as unearned compensation and a reduction of stockholders' equity as of June 30, 1999 and 1998 and will be included as part of the cost of the acquisition.

                  During April 1997, the Company agreed to issue stock options to a consultant in exchange for assistance in the acquisition of one or more businesses and for advisory services in connection with other business matters over the five year period subsequent to the agreement. The options had an aggregate estimated fair value of approximately $2,125,000, of which $1,417,000 was attributable to the acquisition services and $708,000 was attributable to the other advisory services. The amount attributed to the acquisition services was also reflected as unearned compensation and a reduction of stockholders' equity as of June 30, 1999 and 1998 and will be included as part of the cost of the acquisition of the administrative services business that was consummated on September 7, 1999. The amount attributed to the acquisition services was reflected as prepaid consulting fees which were being amortized over the five year term of the agreement. The agreement was terminated in January 1999. Prepaid advisory fees of approximately $71,000 and $141,000 were amortized in 1999 and 1998, respectively, and the unamortized balance of approximately $461,000 was written off upon the termination of the agreement in January 1999.

                  Prior to fiscal 1998, the Company issued common stock with a fair market value of $500,000 for the rights to advertise on network television and radio programs through December 31, 2000. As of June 30, 1999, the Company had not utilized any of the advertising rights and, accordingly, the initial value of the rights has been reflected as unearned advertising fees and a reduction of stockholders' equity as of June 30, 1999 and 1998.

                  The issuances of preferred stock, common stock, stock options and notes payable in connection with the purchases of businesses, the conversion of notes payable, the redemption of preferred stock and the payments for professional and other services, employee compensation and other current and prepaid costs and expenses described above were noncash transactions and, accordingly, they are not reflected in the accompanying 1999 and 1998 consolidated statements of cash flows.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Stock options:
                  The Company's 1997 Stock Option Plan (the "Plan") provides for grants of incentive stock options ("ISOs"), nonqualified stock options ("NSOs") and reload options to the Company's employees, directors, consultants and advisors for the purchase of up to 1,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the Plan may not be less than the fair market value of a share of the Company's common stock on the date of grant, provided that the exercise price of any ISO granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of grant. The option price per share for NSOs granted under the Plan may not be less than the par value of the Company's common stock. Options vest and are exercisable over periods determined by the board of directors provided that no option may be exercisable more than ten years from the date of grant.

                  A summary of the status of the Company's shares subject to and/or reserved for issuance upon the exercise of incentive and nonqualified stock options as of June 30, 1999 and 1998 and the changes in stock options outstanding during the years then ended is presented below:


                                                                              1999                       1998
                                                                      --------------------        --------------------
                                                                                  Weighted                    Weighted
                                                                       Shares     Average          Shares      Average
                                                                        or        Exercise           or       Exercise
                                                                       Price       Price           Price        Price
                                                                       -----       -----           -----        -----

                    Outstanding, at beginning of year                  25,938      $10.89
                    Granted (A)                                        25,938       17.60          122,450        $15.58
                    Exercised                                                                      (96,512)        10.89
                    Canceled (A)                                      (25,938)      36.02
                                                                      -------                      -------

                    Outstanding, at end of year                        25,938      $17.60           25,938        $36.02
                                                                      =======      ======          =======        ======

                    Options exercisable, at end of
                        year                                           25,938                       25,938
                                                                      =======                      =======

                    Options available for grant, at
                        end of year                                   974,062                      974,062
                                                                      =======                      =======

                    Weighted average fair value of
                        options granted during the year                 $3.74                       $18.53
                                                                        =====                       ======

                                      F-29

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Stock options (continued):

                  (A) Options granted and canceled include shares subject to options for which the exercise price was reduced in 1999 as set forth below:

                                                Original       Adjusted
                                                Exercise      Exercise
                               Shares           Price           Prices
                               ------           -----           ------
                                  938           $36.80         $20.00
                                6,250            32.00          14.00
                                6,250            32.00          16.00
                                6,250            40.00          18.00
                                6,250            40.00          20.00
                               ------
                               25,938
                               ======

                  The following table summarizes information about stock options outstanding at June 30, 1999, all of which were exercisable at fixed prices:

                                       Options Outstanding
                        -----------------------------------------------------
                                                                    Weighted
                                                                     Average
                                                                    Years of
                                                                   Remaining
                           Exercise              Number           Contractual
                           Prices              Outstanding           Life
                           ------              -----------           ----

                           $14.00                 6,250              4.5
                            16.00                 6,250              4.5
                            18.00                 6,250              4.5
                            20.00                 7,188              4.5
                                                 ------

                       $14.00-$20.00             25,938              4.5
                       =============             ======              ===

                  The weighted average exercise price of the options outstanding at June 30, 1999 was $17.60.

                  Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees and the exercise prices of all of the options granted have been equal to or greater than the fair market value at the dates of grant, no earned or unearned compensation cost was recognized in the accompanying 1999 and 1998 consolidated financial statements for options granted to employees.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Stock options (concluded):
                  In the opinion of management, if compensation cost for the stock options granted by the Company had been determined based on the fair value of the options at the grant dates under the provisions of SFAS 123 using the Black-Scholes option-pricing model and assuming a risk-free interest rate of 6% and expected dividends of 0% in 1999 and 1998, respectively, and expected option lives of one year and five years and expected volatility of 195% and 65% in 1999 and 1998, respectively, the Company's pro forma net loss applicable to common stock and pro forma basic net loss per share arising from such computations would not have differed materially from the corresponding historical amounts presented in the accompanying 1999 and 1998 consolidated statements of operations.

Note 17 - Subsequent events:
          Changes in authorized shares:
                  On July 30, 1999, the board of directors and a majority of the Company's stockholders approved an amendment to the Company's articles of incorporation whereby the number of shares of preferred stock authorized for issuance increased from 200,000 to 500,000 shares and the number of shares of common stock authorized for issuance increased from 3,125,000 to 50,000,000 shares.

           Acquisition of administrative services business:
                  As explained in Note 1, the Company consummated an agreement whereby it acquired 100% of the equity interests in PF in exchange for 5,000,000 shares of the Company's common stock on September 7, 1999. As a result of the exchange of equity interests, the former owners of PF acquired approximately 80% of the common stock of the Company.

                  PF functions as an administrative services organization whereby it provides small to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. The services are designed to enable small and medium-sized businesses to cost-effectively manage and enhance the employment relationship.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 17 - Subsequent events (concluded):
            Acquisition of administrative services business (concluded):
                  Since the acquisition of PF resulted in the transfer of an approximate 80% controlling interest in the Company to the former owners of PF, the acquisition of PF by the Company will be treated as a purchase business combination, effective as of September 7, 1999, that will be accounted for as a "reverse acquisition" in which the Company will be the legal acquirer and PF will be the accounting acquirer. Accordingly, the assets and liabilities of PF will be accounted for at their historical carrying values and the assets and liabilities of the Company will be valued at their fair values as of September 7, 1999 with the excess of PF's cost over the fair value of the Company's assets, if any, allocated to goodwill. In addition, the historical consolidated statements of operations issued subsequent to September 7, 1999 will include the consolidated results of operations of PF and the Company for any portion of the period subsequent to September 7, 1999, but only the consolidated results of operations of PF for any portion of the period prior to September 7, 1999; therefore, the consolidated statements of operations in future reports may not be comparable to those included in prior reports issued by the Company.



                                      * * *