Form 10QSB
period 1999-09-30
AMERICAN RISK MANAGEMENT GROUP INC/
filed 1999-11-19
CIK 893771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                        Commission file number 000-22653

                      American Risk Management Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                Yes (x) No ( ).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 12, 1999 the registrant had issued and outstanding 6,551,458 shares of common stock.

         Transitional Small Business Disclosure Format (check one);

                                 Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                               $     101,994
     Accounts receivable, net of allowance for doubtful accounts                   486,656
     Inventories                                                                   498,554
     Other current assets                                                          166,040
                                                                             -------------
              Total current assets                                               1,253,244
Equipment, net of accumulated depreciation                                       1,012,341
Goodwill, net of accumulated amortization of $43,027                             7,000,295
Deferred debt financing costs                                                    1,168,788
Other assets                                                                       509,052
                                                                             -------------
              Total                                                            $10,943,720
                                                                             =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank under revolving credit facility                    $     235,000
     8% convertible and nonconvertible notes payable                               900,000
     Notes payable to stockholders and former stockholder                        1,078,100
     Current portion of long-term debt                                             161,744
     Accounts payable                                                              373,251
     Other current liabilities                                                     569,510
                                                                             -------------
              Total current liabilities                                          3,317,605
Long-term debt, net of current portion                                              51,113
                                                                             -------------
              Total liabilities                                                  3,368,718
                                                                             -------------
Minority interest                                                                1,396,855
                                                                             -------------
Contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized; none
         issued                                                                      -
     Common stock, $.001 par value; 50,000,000 shares authorized;
         6,251,458 shares issued                                                     6,251
     Additional paid-in capital                                                  6,513,108
     Accumulated deficit                                                          (341,212)
                                                                             -------------
              Total stockholders' equity                                         6,178,147
                                                                             -------------
              Total                                                          $  10,943,720
                                                                             =============

See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



Revenues                                                                         $ 381,472
Cost of revenues                                                                   229,589
                                                                                 ---------
Gross profit                                                                       151,883
                                                                                 ---------
Selling, general and administrative expenses                                       273,106
Depreciation and amortization                                                       60,046
                                                                                 ---------
        Total                                                                      333,152
                                                                                 ---------
Operating loss                                                                    (181,269)

Other expense - interest, including amortization of beneficial
    conversion rights of $230,286                                                  245,246
                                                                                 ---------
Loss before minority interest                                                     (426,515)
Loss applicable to minority interest                                                85,303
                                                                                 ---------
Net loss                                                                          (341,212)
Preferred dividend requirements                                                       -
                                                                                 ---------
Net loss applicable to common stock                                              $(341,212)
                                                                                ==========

Basic net loss per common share                                                      $(.06)
                                                                                     =====

Basic weighted average common shares outstanding                                 5,417,153
                                                                                ==========

See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30,1999
                                   (Unaudited)

                                                           Common Stock         Additional
                                            Members'     ------------------      Paid-in        Accumulated
                                            Equity        Shares     Amount      Capital          Deficit        Total
                                            --------     --------   -------     ----------      -----------      -----
Balance, July 1, 1999                        $100                                                              $      100

Common stock issued in connection with:
     Reverse acquisition                     (100)       6,212,708   $6,213     $6,367,834                      6,373,947

     Compensation of employees
         and payments for other
         services                                           38,750       38        145,274                        145,312

Net loss                                                                                         $(341,212)      (341,212)
                                             ----        ---------   ------     ----------       ---------     ----------

Balance, September 30, 1999                  $  -        6,251,458   $6,251     $6,513,108       $(341,212)    $6,178,147
                                             ====        =========   ======     ==========       =========     ==========



See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

Operating activities:
     Net loss                                                                  $(341,212)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                            60,046
         Amortization of debt issuance costs                                     230,287
         Compensation and other services paid through the issuance of
              common stock                                                       145,312
         Loss attributable to minority interest                                  (85,303)
         Changes in operating assets and liabilities:
              Accounts receivable                                                (23,457)
              Inventories                                                          8,452
              Other current assets                                                30,078
              Other assets                                                       (50,934)
              Accounts payable and other current liabilities                      51,631
                                                                               ---------
                  Net cash provided by operating activities                       24,900

Investing activities - net cash received as a result of reverse acquisition       76,994

Financing activities - capital contribution                                          100
                                                                               ---------

Increase in cash and cash equivalents                                            101,994

Cash and cash equivalents, beginning of period                                      -
                                                                               ---------

Cash and cash equivalents, end of period                                       $ 101,994
                                                                               =========
Supplemental disclosures of cash flow information:
     Interest paid                                                             $  14,961
                                                                               =========

See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1- Business activities and reverse acquisition:
               Business:
                  American Risk Management Group, Inc. ("American Risk"), a publicly traded Florida corporation, was formed on August 17, 1992 as a holding company for the purpose of acquiring other operating businesses, and it has acquired and disposed of several businesses since it was formed. Prior to the exchange of shares and business combination in September 1999 further described below, American Risk's continuing operations were comprised of the manufacturing and distribution operations of its wholly-owned subsidiary, Industrial Fabrication & Repair, Inc. ("IFR"). IFR provides machining, welding, specialty design and fabrication for custom applications to clientele from various industries. IFR is also an authorized distributor for a variety of component products for other manufacturers.

                  PeopleFirst Staffing LLC ("PeopleFirst") was a limited liability company that was formed in the State of Ohio on October 2, 1998 to function as an administrative services organization that provides small-to-medium sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. PeopleFirst commenced its administrative services operations during July 1999.

               Reverse acquisition:
                  On September 7, 1999, American Risk and PeopleFirst consummated certain transactions pursuant to a Share Exchange Agreement whereby American Risk, which had, effectively, 1,212,708 shares of common stock outstanding with a par value of $.001 per share, issued 5,000,000 shares of common stock in exchange for 100% of the equity interest in PeopleFirst (the "Exchange").

                  As a result of the Exchange, PeopleFirst became a wholly-owned subsidiary of American Risk and the former members of PeopleFirst became the owners of approximately 80%, and the stockholders of American Risk prior to the Exchange became the owners of approximately 20%, of the 6,212,708 shares of common stock of American Risk outstanding upon the consummation of the Exchange. Therefore, the Exchange was treated for accounting purposes as a "purchase business combination" and a "reverse acquisition" effective as of September 1, 1999 in which American Risk was the legal acquirer and PeopleFirst was the accounting acquirer.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1- Business activities and reverse acquisition (concluded):
               Reverse acquisition (concluded):
                  Accordingly, the assets and liabilities of the accounting acquirer, PeopleFirst, continued to be accounted for at their historical carrying values as of September 1, 1999. As further explained in Note 3 herein, the fair value of the 1,212,708 shares deemed to have been issued to the stockholders of American Risk prior to the Exchange was included in the total cost of the acquisition of American Risk, the acquired company, and the total cost was then allocated to the fair values of the assets and liabilities of American Risk deemed to have been acquired or assumed and the excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The accompanying condensed consolidated statement of operations for the three months ended September 30, 1999 reflects the results of the operations of PeopleFirst from July 1, 1999 and the results of operations of American Risk from September 1, 1999, the date of acquisition, through September 30, 1999. Since July 1, 1999 was the effective date of the commencement of PeopleFirst's operations, financial statements for periods prior to July 1, 1999 have not been presented.


Note 2 - Unaudited interim financial statements:
               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of American Risk and its subsidiaries (collectively, the "Company") as of September 30, 1999 and their results of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended June 30, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

               The results of the Company's operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 2000.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Purchase business combination:
               The Company acquired its approximate 80% interest in American Risk through the Exchange described in Note 1 herein that has been accounted for as a purchase business combination and a reverse acquisition in which PeopleFirst was the accounting acquirer and American Risk was the legal acquirer. Accordingly, the accompanying historical condensed consolidated financial statements include the results of operations of American Risk and its subsidiaries from September 1, 1999, the effective date of the acquisition, through September 30, 1999. The cost of the acquisition of American Risk aggregated $6,373,947 and was comprised as follows:

                  Deemed issuance of 1,212,708 shares of common
                   stock with an estimated fair value of $3.75
                   per share based on the market value of
                   American Risk's shares at the date of
                   the Exchange                                      $4,547,655

                  Fair value of shares issued to consultants by
                   American Risk prior to the Exchange for services
                   related to the Exchange                            1,811,292

                  Accrued estimated legal, accounting and other
                   costs related to the Exchange                         15,000
                                                                     ----------
                         Total cost to be allocated                  $6,373,947
                                                                     ==========

               Pursuant to the purchase method of accounting, the initial cost of acquiring American Risk and its subsidiaries, which exceeded the fair value of the net assets acquired by $6,598,009, was allocated as follows:

                  Cash and cash equivalents                          $   76,994
                  Account receivable                                    463,199
                  Inventories                                           507,006
                  Equipment                                           1,029,360
                  Deferred debt financing costs                       1,399,075
                  Other current and noncurrent assets                   654,236
                  Goodwill                                            7,043,322
                  Notes payable                                      (2,425,957)
                  Minority interest                                  (1,482,158)
                  Other current liabilities                            (891,130)
                                                                     ----------
                        Total cost of the acquisition                $6,373,947
                                                                     ==========

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Purchase business combination (concluded):
               The following unaudited pro forma information shows the results of operations for the three months ended September 30, 1999 and 1998 as though the acquisition of American Risk and its subsidiaries had been consummated on July 1, 1998:

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                    ---------------------------
                                                                                       1999             1998
                                                                                    ----------        ---------
                  Revenues                                                          $1,094,415        $ 881,077
                  Cost of revenues                                                     688,766          531,817
                                                                                    ----------        ---------
                  Gross profit                                                         405,649          349,260
                  Other expenses                                                     1,582,493          554,710
                                                                                    ----------        ---------
                  Loss before minority interest                                     (1,176,844)        (205,450)
                  Loss applicable to minority interest                                 235,368           41,090
                                                                                    ----------        ---------
                  Net loss and net loss applicable to common stock                 $  (941,476)       $(164,360)
                                                                                   ===========        =========
                  Basic loss from operations per common share                            $(.15)           $(.03)
                                                                                         =====            =====

                  Weighted average common shares outstanding                         6,225,625        6,212,708
                                                                                     =========        =========

               In addition to combining the historical results of operations of the Company and American Risk and its subsidiaries for each period, the unaudited pro forma results of operations include adjustments primarily to reflect for the entire period (i) the amortization of the goodwill recorded in connection with the acquisition of American Risk based on an estimated useful life of ten years and (ii) minority interest. The unaudited pro forma results of operations set forth above do not purport to represent what the combined results of operations actually would have been if the acquisition of American Risk and its subsidiaries had been consummated on July 1, 1998 instead of, effectively, September 1, 1999 or what the results of operations would be for any future periods.


Note 4 - Inventories:
               At September 30, 1999, inventories consisted of the following:

                  Raw materials                                        $657,973
                  Finished goods                                        341,033
                                                                       --------
                                                                        999,006
                  Noncurrent inventories                                500,452
                                                                       --------
                     Total                                             $498,554
                                                                       ========

               Noncurrent inventories, which are included in other assets, consisted of finished goods and other supplies not expected to be utilized by the Company during the twelve months ending September 30, 2000.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Equipment:
               At September 30, 1999, equipment consisted of the following:

                  Machinery                                          $  921,801
                  Automobiles and trucks                                 66,869
                  Other                                                  40,690
                                                                     ----------
                         Total                                        1,029,360
                  Less accumulated depreciation and amortization         17,019
                                                                     ----------
                         Total                                       $1,012,341
                                                                     ==========

               Depreciation and amortization expense was $17,019 for the three months ended September 30, 1999.


Note 6 - 8% convertible and nonconvertible notes payable:
               The 8% convertible notes and the 8% nonconvertible notes payable (collectively, the "8% Notes") had an aggregate carrying value of $900,000 at September 30, 1999, of which $819,000 and $81,000 was attributable to the convertible and nonconvertible notes, respectively. The 8% Notes are due on demand commencing on the earlier of February 15, 2000 or the date as of which the Company has received aggregate proceeds of $1,000,000 from the exercise of warrants sold through private placement of units by American Risk in March 1999 (see Note 15 to the Audited Financial Statements in the Form 10-KSB). Convertible notes in the principal amount of $273,000 and $546,000 can be converted into shares of common stock at $.91 per share and $1.36 per share, respectively, and, accordingly, a total of 701,471 shares of common stock were reserved for possible future issuance upon conversion as of September 30, 1999. However, conversion at any time through March 31, 2000 is subject to the consent of the investment banking firm that was the placement agent for the private sale of the units.

               The 8% Notes were issued by American Risk on March 10, 1999 as part of the consideration for the redemption of shares of preferred stock (see Note 15 to the Audited Financial Statements in the Form 10-KSB). The fair value of American Risk's common stock on that date was $5.25 per share which exceeded the conversion prices for the convertible notes. Pursuant to interpretations issued by the staff of the Securities and Exchange Commission, such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, American Risk initially recorded beneficial conversion rights in connection with the issuance of the convertible notes with a fair value of approximately $2,864,000, which equaled the excess of the aggregate proceeds the noteholders would have received if they had converted the notes and sold the 701,471 shares of common stock for approximately $3,683,000 based on the fair market value of $5.25 per share on March 10, 1999 and the aggregate exercise price of approximately $819,000 for 300,000 shares at $.91 per share and 401,471 shares at $1.36 per share.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - 8% convertible and nonconvertible notes payable (concluded):
               In connection with the acquisition of American Risk (see Note 3), the Company allocated $1,399,075 of the purchase price to beneficial conversion rights, which was equal to American Risk's historical net unamortized cost as of September 1, 1999, the effective date of the Exchange. Amortization totaled $230,287 during the period from September 1, 1999 to September 30, 1999. The unamortized balance of $1,168,788 comprises the balance of deferred debt financing costs in the accompanying condensed consolidated balance sheet as of September 30, 1999.


Note 7 - Other short-term and long-term debt:
               For information as to the Company's notes payable to stockholders and former stockholder, revolving line-of-credit and long-term debt, see Notes 8, 9 and 10 to the Audited Financial Statements in the Form 10-KSB.


Note 8 - Contingencies:
               Litigation:
                  In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company in subsequent years.

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

                  The Company generally extends credit to its customers, substantially all of whom are located in the central United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the three months ended September 30, 1999, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at September 30, 1999.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 9 - Income taxes:
               As of September 30, 1999, the Company had net operating loss carryforwards of approximately $18,000,000 arising primarily from the operations of American Risk prior to the Exchange, which are available to reduce future Federal taxable income and will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $7,200,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 1999.

               The Company had also offset the potential benefits of approximately $7,000,000 from net operating loss carryforwards by equivalent valuation allowances as of September 1, 1999, the effective date of the Exchange. As a result of the increases in the valuation allowance of $200,000 during the period from September 1, 1999 to September 30, 1999, no credit for income taxes are included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 1999.


Note 10 - Earnings (loss) per share:
               The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the assumed exercise of stock options and warrants, had been issued during the period.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 11 - Stockholders' equity:
               Changes in authorized shares:
                  On July 30, 1999, the board of directors and a majority of the Company's stockholders approved an amendment to the Company's articles of incorporation whereby the number of shares of preferred stock authorized for issuance increased from 200,000 to 5,000,000 shares, the number of shares of common stock authorized for issuance increased from 3,125,000 to 50,000,000 shares and the par value of the common stock was reduced from $.008 to $.001.

               Stock options:
                  On July 30, 1999, the Company adopted an Employee Stock Option Plan ( the "1999 Plan") which provides for grants of incentive stock options ("ISOs"), nonqualified stock options ("NSOs") and reload options to the Company's employees, directors, consultants and advisors for the purchase of up to 1,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the Plan may not be less than the fair market value of a share of the Company's common stock on the date of grant, provided that the exercise price of any ISO granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of grant. The option price per share for NSOs granted under the Plan may not be less than the par value of the Company's common stock. Options vest and are exercisable over periods determined by the board of directors provided that no option may be exercisable more than ten years from the date of grant. The 1999 Plan will terminate on July 30, 2009. As of September 30, 1999, no options had been granted under the 1999 Plan.

                  As further explained in Note 16 to the Audited Financial Statement in the 10-KSB, there were options to purchase 25,938 shares of common stock outstanding as of June 30, 1999 that had been granted pursuant to American Risk's 1997 stock option plan. All of those options were canceled prior to the date of the Exchange.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 12- Segment information:
                The Company is reporting segment sales and gross margins in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments:
                "Administrative Services" and "Manufacturing" as further described in Note 1.

                Revenues, cost of revenues and other related segment information as of and for the nine months ended September 30, 1999 follows:

                    Revenues:
                        Administrative Services                       $  25,000
                        Manufacturing                                   356,472
                                                                      ---------
                           Total                                        381,472
                                                                      ---------
                    Cost of revenues - Manufacturing                    229,589
                                                                      ---------
                    Selling, general and administrative expenses:
                        Manufacturing                                   243,885
                        Corporate                                        29,221
                                                                      ---------
                           Total                                        273,106
                                                                      ---------
                    Depreciation and amortization:
                        Manufacturing                                    59,054
                        Corporate                                           992
                                                                      ---------
                           Total                                         60,046
                                                                      ---------
                    Operating income (loss):
                        Administrative Services                          25,000
                        Manufacturing                                  (176,056)
                        Corporate                                       (30,213)
                                                                      ---------
                           Total                                       (181,269)
                                                                      ---------
                    Other expense - interest:
                        Manufacturing                                     2,960
                        Corporate                                       242,286
                                                                      ---------
                           Total                                        245,246
                                                                      ---------
                    Loss applicable to minority interest                 85,303
                                                                      ---------
                    Net loss                                          $(341,212)
                                                                      =========

                                      * * *

Management Discussion and Analysis or Plan of Operations

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

Accounting Treatment of Exchange:

On September 7, 1999, American Risk Management Group, Inc. ("American Risk") and PeopleFirst Staffing LLC ("PeopleFirst") consummated certain transactions pursuant to a Exchange Agreement ( the "Exchange") whereby American Risk, which had effectively 1,212,708 shares of common stock outstanding, issued 5,000,000 shares of common stock in exchange for 100% of the equity interest in PeopleFirst.

As a result of the Exchange, the former members of PeopleFirst became the owners of approximately 80% and the former stockholders of American Risk became the owners of approximately 20% of the 6,212,708 shares of common stock of American Risk outstanding upon the consummation of the Exchange. Therefore, the Exchange was treated effective as of September 1, 1999 as a " purchase business combination" and a "reverse acquisition" for accounting purposes in which American Risk was the legal acquirer and PeopleFirst was the accounting acquirer. Accordingly, the assets and liabilities of PeopleFirst will be accounted for at their historical carrying values and the assets and liabilities of American Risk will be valued at their fair values as of September 7, 1999 with the excess of PeopleFirst's cost over the fair value allocated to goodwill.

The Condensed Consolidated Statement of Operations includes the operations of PeopleFirst prior to September 7, 1999 and American Risk together with PeopleFirst subsequent to that date. See Notes 1 and 3 to the Consolidated Financial Statements.

Three months ended September 30, 1999 as compared to September 30, 1998

Pro Forma

The following discussion includes the results of operations for the three months ended September 30, 1999 and 1998 as though the acquisition had been consummated on July 1, 1998.

During the three months ended September 30, 1999, consolidated revenues increased by approximately $213,000 or 24% from approximately $881,000 for the three months ended September 30, 1998 to approximately $1,094,000 for the three months ended September 30, 1999. The primarily reason for the increase is due to one large fabrication job which was completed by the company's manufacturing division during the month of September 1999.

Cost of revenues during the three months ended September 30, 1999 increased by approximately $156,000 or 29% from approximately $532,000 for the three months ended September 30, 1998 to approximately $688,000 for the three months ended September 30, 1999. The primary reason for the increase is due to the increase in revenues for the three months ended September 30, 1999 compared to September 30, 1998.

Gross profit margin during the three months ended September 30, 1999 decreased to approximately 37% or 2% from approximately 39% for the three months ended September 30, 1998. The primarily reason for the decrease in the gross profit margin is due to the larger fabrication jobs which contributed a lower gross profit margin.

The Company's other expenses increased by approximately by $1,027,000 or 185% from approximately $555,000 for the three months ended September 30, 1998 to approximately $1,582,000 for the three months ended September 30, 1999. Approximately $835,000 of this increase was a result of the following non-cash charges which were incurred during the three months ended September 30, 1999 (I) approximately $690,000 relating to the amortization of debt issue costs and (2) approximately $145,000 of common stock issued for services. The balance of the increase is primarily due to an increase in professional and consulting fees necessitated by the Company's change in corporate direction.

As a result of all the above, the Company's net loss, after allocating the loss to minority interest, increased by approximately $777,000 from approximately $164,000 or $(.03) per share for the three months ended September 30, 1998 to approximately $941,000 or $(.15) per share for the three months ended September 30, 1999.

Historical Information

These results include the operations of the fabrication business only from September 7, 1999 through September 30, 1999.

During the three months ended September 30, 1999, the Company had revenues of $381,472, of which $25,000 was from the administrative services business and the remainder from the fabrication business. The administrative service business became operational on October 1, 1999 and will continue to grow as new employees are added.

Selling, general, and administrative expenses were $273,106 for the period, and other expenses were $245,286, most of which were non-cash charges related to amortization of debt issuance costs. The Company had a net loss for the period of $341,212.


Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital deficiency of approximately $2,064,000. The working capital deficiency is primarily due to the excess of current liabilities over assets assumed by PeopleFirst in its reverse acquisition of American Risk, which includes $1,078,000 of Shareholder Loans and $900,000 of other loans due in fiscal 2000. It will be necessary for the Company to raise additional working capital or to take other action to help its working capital situation for the operation of PeopleFirst. Subsequent to September 30, 1999, the Company received a note for $225,000 and issued 150,000 shares of common stock upon the exercise of 150,000 warrants. The note is expected to be repaid by December 1999. Further, the Company believes, but cannot assure, that it will be able to generate additional resources through loans, sales or other issuance of capital stock to related and/or unrelated parties or the exercise of additional warrants. In addition, the Company cannot provide any assurances that it will be successful in generating profitable operations on a sustained basis from PeopleFirst or its manufacturing division, however, it believes that it will have sufficient resources to fund operations through at least September 30, 2000.

In January 1998 American Risk completed a private placement of 5% Convertible Preferred Stock, resulting in gross proceeds of $1,250,000. The Company filed a proxy statement for a special meeting of shareholders at which the conversion terms of additional shares of 5% Convertible Preferred Stock would be submitted for approval by the Company's shareholders; however, no meeting date was set. In February 1999, the Company and the holder of the Preferred Stock entered into an agreement pursuant to which the Preferred Stock was exchanged in March 1999 for
(i) $600,000 in cash, (ii) convertible notes aggregating $819,000 with fixed conversion prices (iii) a non convertible note for $81,000(iv) 31,250 shares of Common Stock and (v) the cancellation of outstanding warrants.

     In March 1999, American Risk completed a private placement of Common Stock and warrants to raise additional funds to fund its plan of operations for the balance of fiscal 1999 and to pay the above-described payment. The Company issued 250,000 shares of Common Stock, 1,000,000 Class A Warrants, and 1,000,000 Class B Warrants. The Company received gross proceeds of $1,000,000. The funds received from the private placement have been utilized.

     On July 2, 1999, American Risk completed the transaction in which it sold its real property in Knoxville, Tennessee for $450,000 plus certain other liabilities. The proceeds from the sale were utilized to satisfy the debt on the property as well as other outstanding obligations of the Company.

Year 2000

The Company recognized the need to assure that its operations will not be adversely impacted by Year 2000 (Y2K) software failures. The impact on operations continues to be evaluated. Management has already assessed the revisions needed to be made to ensure that the Company will be able to process information beyond 1999 without disruption. New hardware and software has been purchased and installed and the Company's accounting programs have been upgraded and revised to reduce the possibility of Y2K failure. The installation and testing of the new programs and systems has been completed. The Company has assessed the Y2K status of its major suppliers to also reduce the likelihood of Y2K failure. Based on this assessment, Y2K compliance is not anticipated to have any material adverse effect on the Company's results of operation. The Company has also determined that a contingency plan in the event that it is unable to achieve Y2K compliance is unnecessary. The Company does not expect to incur material costs if such compliance is not achieved. The Company is also subject to external Y2K related failures or disruptions that might generally affect industry and commerce Y2K compliance failures and related service interruptions. All of these could materially effect the Company's results of operations and financial condition.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

              None.

Item 2.     Changes in Securities.

              During the three months ended September 30, 1999, the Company issued an aggregate of 5,157,500 shares of common stock as follows: (i) 5,000,000 shares in connection with the completion of the transaction with Peoplefirst Staffing LLC, (ii) 118,750 shares for the conversion of the balance of the series E preferred shares held by Robert Hausman, and (iii) 38,750 shares issued as directors compensation and shares earned in employment agreements.

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

                    None

       (b) Reports on Form 8-K.

      During the three months ended the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission:

      1. On September 20, 1999 the Company filed a Report on Form 8-K disclosing the completion of the transaction with Peoplefirst Staffing LLC., the amendment to its articles of incorporation authorizing more shares of stock, and its change of name from Coventry Industries Corp.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            American Risk Management Group, Inc.
                                            a Florida corporation

Date: November 19, 1999                     By: /s/ Robert Hausman
                                                -------------------
                                                Robert Hausman, President