Form 10QSB
period 1999-12-31
AMERICAN RISK MANAGEMENT GROUP INC/
filed 2000-03-14
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                        Commission file number 000-22653

                      American Risk Management Group, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                          -----------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                                   ----------
                        (IRS Employer Identification No.)

              4700 Ashwood Drive - Suite 200 - Cincinnati, OH 45241
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  513-530-1634
                                  ------------
                           (Issuer's telephone number)

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 29, 2000 the registrant had issued and outstanding 6,700,168 shares of common stock.

           Transitional Small Business Disclosure Format (check one);

                                 Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999
                                   (Unaudited)

                                     ASSETS


Current assets:
     Cash and cash equivalents                                      $    132,726
     Accounts receivable, net of allowance for doubtful accounts         577,052
     Inventories                                                         406,075
     Other current assets                                                133,373
                                                                    ------------
     Total current assets                                              1,249,226
Equipment, net of accumulated depreciation                               978,356
Goodwill, net of accumulated amortization of $189,679                  6,853,643
Deferred debt financing costs                                            477,930
Other assets                                                             508,558
                                                                    ------------
              Total                                                 $ 10,067,713
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank under revolving credit facility           $    235,000
     8% convertible and nonconvertible notes payable                     900,000
     Notes payable to stockholders and former stockholder              1,078,100
     Current portion of long-term debt                                   162,461
     Accounts payable                                                    333,631
     Other current liabilities                                           628,547
                                                                    ------------
     Total current liabilities                                         3,337,739
Long-term debt, net of current portion                                    52,137
                                                                    ------------
              Total liabilities                                        3,389,876
                                                                    ------------
Minority interest                                                      1,201,130
                                                                    ------------
Contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
         authorized; none issued                                              --
     Common stock, $.001 par value; 50,000,000 shares authorized;
         6,473,125 shares issued                                           6,473
     Additional paid-in capital                                        6,594,344
     Accumulated deficit                                              (1,124,110)
                                                                    ------------
     Total stockholders' equity                                        5,476,707
                                                                    ------------
     Total                                                          $ 10,067,713
                                                                    ============

See Notes to Condensed Consolidated Financial Statements

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  SIX AND THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                      Six Months        Three Months
                                                         Ended             Ended
                                                   December 31, 1999  December 31, 1999
                                                   -----------------  -----------------
Revenues                                             $    1,786,578    $    1,405,106
Cost of revenues                                          1,128,893           899,304
                                                     --------------    --------------
Gross profit                                                657,685           505,802
                                                     --------------    --------------
Selling, general and administrative expenses                884,422           611,316
Depreciation and amortization                               213,634           153,588
                                                     --------------    --------------
        Total                                             1,098,056           764,904
                                                     --------------    --------------
Operating loss                                             (440,371)         (259,102)

Other expense - interest, including amortization
    of beneficial conversion rights of $921,145             964,767           719,521
                                                     --------------    --------------
Loss before minority interest                            (1,405,138)         (978,623)
Loss applicable to minority interest                        281,028           195,725
                                                     --------------    --------------
Net loss                                                 (1,124,110)         (782,898)
Preferred dividend requirements                                  --                --
                                                     --------------    --------------
Net loss applicable to common stock                  $   (1,124,110)   $     (782,898)
                                                     --------------    --------------

Basic net loss per common share                          $(.18)            $(.12)
                                                     ==============    ==============
Basic weighted average common shares outstanding          6,239,111         6,263,674
                                                     ==============    ==============


See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED DECEMBER 31,1999
                                   (Unaudited)


                                                          Common Stock         Additional
                                            Members'    -------------------     Paid-in        Accumulated
                                            Equity        Shares     Amount     Capital          Deficit        Total
                                            --------    ----------   ------    ----------      -----------      -----
Balance, July 1, 1999                         $100                                                            $      100

Common stock issued in connection with:

     Reverse acquisition                      (100)      6,212,708   $6,213    $6,367,834                      6,373,947

     Compensation of employees
         and payments for other
         services                                          143,750      143       190,169                        190,312

     Shares issued in settlement of
         accrued expenses                                  116,667      117        36,341                         36,458


Net loss                                                                                       (1,124,110)    (1,124,110)
                                            ------      ----------   ------    ----------     -----------     ----------
Balance, December 31, 1999                  $   --      $6,473,125   $6,473    $6,594,344     $(1,124,110)    $5,476,707
                                            ======      ==========   ======    ==========     ===========     ==========


See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)

Operating activities:
     Net loss                                                                 $(1,124,110)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                            240,683
         Amortization of debt issuance costs                                      921,145
         Compensation and other services paid through the issuance of
              common stock                                                        190,312
         Loss attributable to minority interest                                  (281,028)
         Changes in operating assets and liabilities:
              Accounts receivable                                                (113,853)
              Inventories                                                         100,931
              Other current assets                                                 62,745
              Other assets                                                        (50,440)
              Accounts payable and other current liabilities                      107,506
                                                                              -----------
         Net cash provided by operating activities                                 53,891

Investing activities - net cash received as a result of reverse acquisition        76,994

Financing activities:
     Capital contribution                                                             100
     Net borrowings on long-term debt                                               1,741
                                                                              -----------
        Net cash provided by financing activities                                   1,841
                                                                              -----------

Increase in cash and cash equivalents                                             132,726

Cash and cash equivalents, beginning of period                                         --
                                                                              -----------

Cash and cash equivalents, end of period                                      $   132,726
                                                                              ===========
Supplemental disclosures of cash flow information:
     Interest paid                                                            $    19,545
                                                                              ===========


See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business activities and reverse acquisition:

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

         Accordingly, the assets and liabilities of the accounting acquirer, PeopleFirst, continued to be accounted for at their historical carrying values as of September 1, 1999. As further explained in Note 3 herein, the fair value of the 1,212,708 shares deemed to have been issued to the stockholders of American Risk prior to the Exchange was included in the total cost of the acquisition of American Risk, the acquired company, and the total cost was then allocated to the fair values of the assets and liabilities of American Risk deemed to have been acquired or assumed and the excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The accompanying condensed consolidated statement of operations for the six months ended December 31, 1999 reflects the results of the operations of PeopleFirst from July 1, 1999 and the results of operations of American Risk from September 1, 1999, the date of acquisition, through December 31, 1999. Since July 1, 1999 was the effective date of the commencement of PeopleFirst's operations, financial statements for periods prior to July 1, 1999 have not been presented.

Note 2 - Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of American Risk and its subsidiaries (collectively, the "Company") as of December 31, 1999 and their results of operations, changes in stockholders' equity and cash flows for the six months ended December 31, 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended June 30, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The results of the Company's operations for the six months ended December 31, 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 2000.

Note 3 - Purchase business combination:

         The Company acquired its approximate 80% interest in American Risk through the Exchange described in Note 1 herein that has been accounted for as a purchase business combination and a reverse acquisition in which PeopleFirst was the accounting acquirer and American Risk was the legal acquirer. Accordingly, the accompanying historical condensed consolidated financial statements include the results of operations of American Risk and its subsidiaries from September 1, 1999, the effective date of the acquisition, through December 31, 1999. The cost of the acquisition of American Risk aggregated $6,373,947 and was comprised as follows:

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
                                                              ==========

         Pursuant to the purchase method of accounting, the initial cost of acquiring American Risk and its subsidiaries, which exceeded the fair value of the net assets acquired by $6,598,009, was allocated as follows:

           Cash and cash equivalents                   $     76,994
           Account receivable                               463,199
           Inventories                                      507,006
           Equipment                                      1,029,360
           Deferred debt financing costs                  1,399,075
           Other current and noncurrent assets              654,236
           Goodwill                                       7,043,322
           Notes payable                                 (2,425,957)
           Minority interest                             (1,482,158)
           Other current liabilities                       (891,130)
                                                        -----------
                     Total cost of the acquisition      $ 6,373,947
                                                        ===========

         The following unaudited pro forma information shows the results of operations for the six and three months ended December 31, 1999 and 1998 as though the acquisition of American Risk and its subsidiaries had been consummated on July 1, 1998:

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Purchase business combination (concluded):

                                                           Six Months                  Three Months
                                                       Ended December 31,            Ended December 31,
                                                   --------------------------    --------------------------
                                                       1999          1998           1999           1998
                                                   -----------    -----------    -----------    -----------
Revenues                                           $ 2,499,521    $ 1,919,614    $ 1,405,106    $ 1,037,537
Cost of revenues                                     1,588,070      1,144,777        899,304        612,960
                                                   -----------    -----------    -----------    -----------
Gross profit                                           911,451        774,837        505,802        425,577
                                                   -----------    -----------    -----------    -----------

Other expenses                                       3,066,918      2,393,159      1,484,425      1,838,499
                                                   -----------    -----------    -----------    -----------

Loss before minority interest                       (2,155,467)    (1,618,322)      (978,623)    (1,412,872)
Loss applicable to minority interest                   431,093        323,664        195,725        282,574
                                                   -----------    -----------    -----------    -----------
Net Loss                                            (1,724,374)    (1,294,658)      (782,898)    (1,130,298)

Preferred dividends                                                    69,750                        34,875
                                                   -----------    -----------    -----------    -----------
Net loss and net loss applicable to common stock   $(1,724,374)   $(1,224,908)   $  (782,898)   $(1,165,173)

Basic loss from operations per common share        $      (.28)   $      (.20)   $      (.12)   $      (.19)
Weighted average common shares outstanding           6,239,111      6,225,540      6,263,674      6,251,674

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

Note 4 - Inventories:

         At December 31, 1999, inventories consisted of the following:

                    Raw materials                       $705,977
                    Finished goods                       199,679
                                                        --------

                                                         905,656
                    Noncurrent inventories               499,581
                                                        --------

                        Total                           $406,075
                                                        ========

         Noncurrent inventories, which are included in other assets, consisted of finished goods and other supplies not expected to be utilized by the Company during the twelve months ending December 31, 2000.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Equipment:

          At December 31, 1999, equipment consisted of the following:

Machinery                                        $  921,801
Automobiles and trucks                               66,869
Other                                                40,690
                                                 ----------
        Total                                     1,029,360
Less accumulated depreciation and amortization       51,004
                                                 ----------
        Total                                    $  978,356
                                                 ==========

         Depreciation and amortization expense was $51,004 for the six months ended December 31, 1999.

Note 6 - 8% convertible and nonconvertible notes payable:

         The 8% convertible notes and the 8% nonconvertible notes payable (collectively, the "8% Notes") had an aggregate carrying value of $900,000 at December 31, 1999, of which $819,000 and $81,000 was attributable to the convertible and nonconvertible notes, respectively. The 8% Notes are due on demand commencing on the earlier of February 15, 2000 or the date as of which the Company has received aggregate proceeds of $1,000,000 from the exercise of warrants sold through private placement of units by American Risk in March 1999 (see Note 15 to the Audited Financial Statements in the Form 10-KSB). Convertible notes in the principal amount of $273,000 and $546,000 can be converted into shares of common stock at $.91 per share and $1.36 per share, respectively, and, accordingly, a total of 701,471 shares of common stock were reserved for possible future issuance upon conversion as of December 31, 1999. However, conversion at any time through March 31, 2000 is subject to the consent of the investment banking firm that was the placement agent for the private sale of the units.

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

         In connection with the acquisition of American Risk (see Note 3), the Company allocated $1,399,075 of the purchase price to beneficial conversion rights, which was equal to American Risk's historical net unamortized cost as of September 1, 1999, the effective date of the Exchange. Amortization totaled $921,145 during the period from September 1, 1999 to December 31, 1999. The unamortized balance of $477,930 comprises the balance of deferred debt financing costs in the accompanying condensed consolidated balance sheet as of December 31, 1999.

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

         The Company generally extends credit to its customers, substantially all of whom are located in the central United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the six months ended December 31, 1999, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at December 31, 1999.

Note 9 - Income taxes:

         As of December 31, 1999, the Company had net operating loss carryforwards of approximately $18,000,000 arising primarily from the operations of American Risk prior to the Exchange, which are available to reduce future Federal taxable income and will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $7,200,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 1999.

         The Company had also offset the potential benefits of approximately $7,000,000 from net operating loss carryforwards by equivalent valuation allowances as of September 1, 1999, the effective date of the Exchange. As a result of the increases in the valuation allowance of $200,000 during the period from September 1, 1999 to December 31, 1999, no credit for income taxes are included in the accompanying condensed consolidated statements of operations for the six months ended December 31, 1999.

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

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock options:

         On July 30, 1999, the Company adopted an Employee Stock Option Plan ( the "1999 Plan") which provides for grants of incentive stock options ("ISOs"), nonqualified stock options ("NSOs") and reload options to the Company's employees, directors, consultants and advisors for the purchase of up to 1,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the Plan may not be less than the fair market value of a share of the Company's common stock on the date of grant, provided that the exercise price of any ISO granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of grant. The option price per share for NSOs granted under the Plan may not be less than the par value of the Company's common stock. Options vest and are exercisable over periods determined by the board of directors provided that no option may be exercisable more than ten years from the date of grant. The 1999 Plan will terminate on July 30, 2009. As of December 31, 1999, no options had been granted under the 1999 Plan.

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

         Revenues, cost of revenues and other related segment information as of and for the six and three months ended December 31, 1999 follows:

                                              Six Months       Three Months
                                                 Ended            Ended
                                          December 31, 1999  December 31, 1999
                                          -----------------  -----------------

Revenues:
     Administrative Services                    $   137,997    $   112,997
     Manufacturing                                1,648,581      1,292,109
                                                -----------    -----------
               Total                              1,786,578      1,405,106
                                                -----------    -----------
Cost of revenues - Manufacturing                  1,128,893        899,304

Selling, general and administrative expenses:
     Administrative Services                         95,337         95,337
     Manufacturing                                  648,975        405,090
     Corporate                                      140,110        110,889
                                                -----------    -----------
               Total                                884,422        611,316
                                                -----------    -----------
Depreciation and amortization:
     Manufacturing                                   93,121         34,067
     Corporate                                      120,513        119,521
                                                -----------    -----------
               Total                                213,634        153,588
                                                -----------    -----------
Operating income (loss):
     Administrative Services                         42,660         17,660
     Manufacturing                                 (222,408)       (46,352)
     Corporate                                     (260,623)      (230,410)
                                                -----------    -----------
               Total                               (440,371)      (259,102)
                                                -----------    -----------
Other expense - interest:
     Manufacturing                                   13,623         10,663
     Corporate                                      951,144        708,858
                                                -----------    -----------
               Total                                964,767        719,521
                                                -----------    -----------
Loss applicable to minority interest                281,028        195,725
                                                -----------    -----------
Net loss                                        $(1,124,110)   $  (782,898)
                                                ===========    ===========

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

Pro Forma

The following discussion includes the results of operations for the six and three months ended December 31, 1999 and 1998 as though the acquisition had been consummated on July 1, 1998.

Six months ended December 31, 1999 vs. six months ended December 31, 1998

During the six months ended December 31, 1999, consolidated revenues increased by approximately $579,907 or 30% from approximately $1,919,614 for the six months ended December 31, 1998 to approximately $2,499,521 for the six months ended December 31, 1999. The primary reason for the increase is due to one large fabrication job which was completed by the company's manufacturing division during the month of September 1999 and an increase in fabrication contracts in December 1999.

Cost of revenues during the six months ended December 31, 1999 increased by approximately $443,293 or 39% from approximately $1,144,777 for the six months ended December 31, 1998 to approximately $1,588,070 for the six months ended December 31, 1999. The primary reason for the increase is due to the increase in revenues for the six months ended December 31, 1999 compared to December 31, 1998.

Gross profit margin during the six months ended December 31, 1999 decreased to approximately 36% or 4% from approximately 40% for the six months ended December 31, 1998. The primarily reason for the decrease in the gross profit margin is due to the larger fabrication jobs which contributed a lower gross profit margin.

The Company's other expenses increased by approximately by $673,759 or 28% from approximately $2,393,159 for the six months ended December 31, 1998 to approximately $3,066,918 for the six months ended December 31, 1999. Approximately $1,111,457 of this increase was a result of the following non-cash charges which were incurred during the six months ended December 31, 1999 (1) $921,145 relating to the amortization of debt issue costs and (2) approximately $190,312 of common stock issued for services. During the six months ended December 31, 1998, the Company had non-cash charges totaling $1,212,437. The balance of the increase is primarily due to an increase in professional and consulting fees necessitated by the Company's change in corporate direction.

As a result of all the above, the Company's net loss, after allocating the loss to minority interest, increased by approximately $499,466 from approximately $1,294,658 or $(.20) per share for the six months ended December 31, 1998 to approximately $1,724,374 or $(.28) per share for the six months ended December 31, 1999.

Three months ended December 31, 1999 vs. three months ended December 31, 1998

During the three months ended December 31, 1999, consolidated revenues increased by approximately $366,569 or 35% from approximately $1,037,537 for the three months ended December 31, 1998 to approximately $1,405,106 for the three months ended December 31, 1999. The increase is attributable to (1) $112,997 in staffing sales from PeopleFirst Holdings (2) increase in fabrication contracts within the manufacturing division in December 1999.

Cost of revenues during the three months ended December 31, 1999 increased by approximately $286,344 or 47% from approximately $612,960 for the three months ended December 31, 1998 to approximately $899,304 for the three months ended December 31, 1999. The primary reason for the increase is due to the increase in revenues for the three months ended December 31, 1999 compared to December 31, 1998.

Gross profit margin during the three months ended December 31, 1999 decreased to approximately 36% or 5% from approximately 41% for the three months ended December 31, 1998. The primarily reason for the decrease in the gross profit margin is due to the larger fabrication jobs which contributed a lower gross profit margin.

The Company's other expenses decreased by approximately by $354,024 or 19% from approximately $1,838,449 for the three months ended December 31, 1998 to approximately $1,484,425 for the three months ended December 31, 1999. Approximately $735,853 of the change was a result of the following non-cash charges which were incurred during the three months ended December 31, 1999 (i) approximately $690,853 relating to the amortization of debt issue costs and (2) approximately $45,000 of common stock issued for services. During the three month period ended December 31, 1998, the Company had recorded approximately $1,212,437 in non-cash, and stock related compensation. The balance of the increase is primarily due to an increase in professional and consulting fees necessitated by the Company's change in corporate direction.

As a result of all the above, the Company's net loss, after allocating the loss to minority interest, decreased by approximately $347,399 from approximately $1,130,298 or $(.19) per share for the three months ended December 31, 1998 to approximately $782,898 or $(.12) per share for the three months ended December 31, 1999.

Historical Information

These results include the operations of the fabrication business only from September 7, 1999 through December 31, 1999.

Six months ended December 31, 1999

During the six months ended December 31, 1999, the Company had revenues of $1,786,578, of which $137,997 was from the administrative services business and the remainder from the fabrication business. The administrative service business became operational on October 1, 1999 and will continue to grow as new employees are added.

Selling, general, and administrative expenses were $884,422 for the six months ended December 31, 1999, and other expenses were $964,767, most of which were non-cash charges related to amortization of debt issuance costs. The Company had a net loss for the six months ended of $1,124,110 or $(.18) per share.

Three months ended December 31, 1999

During the three months ended December 31, 1999, the Company had revenues of $1,405,106, of which $112,997 was from the administrative services business and the remainder from the fabrication business. The administrative service business became operational on October 1, 1999 and will continue to grow as new employees are added.

Selling, general, and administrative expenses were $611,316 for the three months ended December 31, 1999, and other expenses were $719,521, most of which were non-cash charges related to amortization of debt issuance costs. The Company had a net loss for the three months ended of $782,898 or $(.12) per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had a working capital deficiency of approximately $2,088,000. The working capital deficiency is primarily due to the excess of current liabilities over assets assumed by PeopleFirst in its reverse acquisition of American Risk, which includes $1,078,000 of shareholder loans and $900,000 of other loans due in fiscal 2000. It will be necessary for the Company to raise additional working capital or to take other action to help its working capital situation for the operation of PeopleFirst. In October 1999, the Company received a note for $225,000 and issued 150,000 shares of common stock upon the exercise of 150,000 warrants. The note and warrant exercise were cancelled in December 1999. Further, the Company believes, but cannot assure, that it will be able to generate additional resources through loans, sales or other issuance of capital stock to related and/or unrelated parties. In addition, the Company cannot provide any assurances that it will be successful in generating profitable operations on a sustained basis from PeopleFirst or its manufacturing division, however, it believes that it will have sufficient resources to fund operations through June 30, 2000. At this time the Company is reviewing its options as to whether to sell some or all of its operations or to sell the Company. No decisions have been made on any definitive action.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

                During the three months ended December 31, 1999, the Company issued an aggregate of 221,667 shares of common stock as follows: (i) 216,667 shares in connection with services rendered by consultants and,
         (ii) 5,000 shares to Profutures Special Equities LLP in consideration for an extension on the payment of interest due.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

                On December 31, 1999, Robert Hausman resigned as President of the Company.

Item 6.  Exhibits and Report on Form 8-K.

         (a) Exhibits.

         None

         (b) Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         American Risk Management Group, Inc.
                                         a Florida corporation

Date:  March 15, 1999                    By: /s/ RONALD WILHEIM
                                             -----------------------------------
                                         Ronald Wilheim, Chief Executive Officer