Form 10QSB
period 2000-03-31
AMERICAN RISK MANAGEMENT GROUP INC/
filed 2000-05-16
CIK 893771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 12b-25

                                               Commission File Number 33-53250-A
                                                                      ----------

                           NOTIFICATION OF LATE FILING

(Check One):   [ ] Form 10-K    [ ] Form 11-K    [ ] Form 20-F   [X] Form 10-Q
[ ] Form 10-N-SAR

For Period Ended:      March 31, 2000
                       --------------

[ ] Transition Report on Form 10-K           [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F           [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K

For the Transition Period Ended:
                                 -----------------------------------------.
         Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

         If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
                                                        ------------------------
--------------------------------------------------------------------------------

                         Part I - Registrant Information


Full Name of Registrant: American Risk Management Group, Inc. (the "Company")


Former Name If Applicable: Coventry Industries Corp.


Address of Principal Executive Office (Street and Number): 4700 Ashwood Drive
                                                          ---------------------

City, State and Zip Code: Cincinnati, OH  45241
                          -----------------------------------------------------

                       Part II - Rules 12b-25 (b) and (c)

         If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                              Part III - Narrative

         State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed period. (Attach extra sheets, if needed)

         The Company was unable to assemble the financial information in a timely manner without unreasonable effort and expense.

                           Part IV - Other Information

         (1) Name and telephone number of person to contact in regard to this notification

Ronald Wilheim                       (513)                       489-7100
--------------------------------------------------------------------------------
   (Name)                         (Area Code)              (Telephone Number)

         (2) Have all other periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                               [X] Yes   [ ] No

         (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                               [ ] Yes   [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

By: /s/ RONALD WILHEIM                                Date:  May 15, 2000
   --------------------------------                         --------------------
   Ronald Wilheim,
   President