Form 10QSB
period 2000-03-31
AMERICAN RISK MANAGEMENT GROUP INC/
filed 2000-05-22
CIK 893771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                        Commission file number 000-22653


                      American Risk Management Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Florida
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-0353816
                        ---------------------------------
                        (IRS Employer Identification No.)


        4700 Ashwood Drive - Suite 300 - Cincinnati, OH 45241
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  513-530-1634
                        ---------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           Transitional Small Business Disclosure Format (check one);

                                 Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                             $   108,782
     Accounts receivable, net of allowance for doubtful accounts               749,914
     Inventories                                                               408,175
     Other current assets                                                       72,864
                                                                           -----------
     Total current assets                                                    1,339,735
Equipment, net of accumulated depreciation                                     945,586
Goodwill, net of accumulated amortization of $541,944                        6,659,989
Deferred debt financing costs                                                  247,644
Other assets                                                                   429,810
                                                                           -----------
              Total                                                        $ 9,622,764
                                                                           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank under revolving credit facility                  $   235,000
     8% convertible and nonconvertible notes payable                           900,000
     Notes payable to stockholders and former stockholder                    1,078,100
     Current portion of long-term debt                                         140,321
     Accounts payable                                                          383,881
     Other current liabilities                                                 703,433
                                                                           -----------
     Total current liabilities                                               3,440,735
Long-term debt, net of current portion                                          42,839
                                                                           -----------
              Total liabilities                                              3,483,574
                                                                           -----------
Minority interest                                                            1,093,401
                                                                           -----------

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized; none
         issued                                                                     --
     Common stock, $.001 par value; 50,000,000 shares authorized;
         6,473,125 shares issued                                                 6,473
     Additional paid-in capital                                              6,594,344
     Accumulated deficit                                                    (1,555,028)
                                                                           -----------
     Total stockholders' equity                                              5,045,789
                                                                           -----------
     Total                                                                 $ 9,622,764
                                                                           ===========

See Notes to Condensed Consolidated Financial Statements.

                     AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          NINE AND THREE MONTHS ENDED MARCH 31, 2000
                                          (Unaudited)


                                                                   Nine Months      Three Months
                                                                     Ended             Ended
                                                                 March 31,2000     March 31, 2000
                                                                 --------------    --------------
Revenues                                                         $    3,170,814    $    1,384,236
Cost of revenues                                                      1,896,131           767,238
                                                                 --------------    --------------
Gross profit                                                          1,274,683           616,998
                                                                 --------------    --------------
Selling, general and administrative expenses                          1,557,133           672,711
Depreciation and amortization                                           440,058           226,424
                                                                 --------------    --------------
        Total                                                         1,997,191           899,135
                                                                 --------------    --------------
Operating loss                                                         (772,508)         (282,137)

Other expense - interest, including amortization of beneficial
    conversion rights of $1,151,431                                   1,221,277           256,510
                                                                 --------------    --------------
Loss before minority interest                                        (1,943,785)         (538,647)
Loss applicable to minority interest                                    388,757           107,729
                                                                 --------------    --------------
Net loss                                                             (1,555,028)         (430,918)
Preferred dividend requirements                                              --                --
                                                                 --------------    --------------
Net loss applicable to common stock                              $   (1,555,028)   $     (430,918)
                                                                 ==============    ==============

Basic net loss per common share                                  $         (.25)   $         (.07)
                                                                 ==============    ==============

Basic weighted average common shares outstanding                      6,316,831         6,473,125
                                                                 ==============    ==============

See Notes to Condensed Consolidated Financial Statements.

                                  AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             NINE MONTHS ENDED MARCH 31, 2000
                                                       (Unaudited)

                                                           Common Stock         Additional
                                            Members'    --------------------     Paid-in        Accumulated
                                            Equity        Shares     Amount      Capital          Deficit        Total
                                            --------    ---------   --------    ----------      -----------      -----
Balance, July 1, 1999                       $ 100                                                              $     100

Common stock issued in connection with:
     Reverse acquisition                     (100)      6,212,708   $6,213     $6,367,834                      6,373,947

     Compensation of employees
         and payments for other
         services                                         143,750      143        190,169                        190,312

     Shares issued in settlement of
         accrued expenses                                 116,667      117         36,341                         36,458

Net loss                                                                                        (1,555,028)   (1,555,028)
                                            ------      ----------   ------     ----------     -----------     ----------
Balance, March 31, 2000                     $   --      $6,473,125   $6,473     $6,594,344     $(1,555,028)    $5,045,789
                                            ======      ==========   ======     ==========     ===========     ==========

                                       3

See Notes to Condensed Consolidated Financial Statements.

                       AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  NINE MONTHS ENDED MARCH 31, 2000
                                            (Unaudited)

Operating activities:
     Net loss                                                                         $(1,555,028)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                    467,107
         Amortization of debt issuance costs                                            1,151,431
         Compensation and other services paid through the issuance of
              common stock                                                                190,312
         Loss attributable to minority interest                                          (388,757)
         Changes in operating assets and liabilities:
              Accounts receivable                                                        (286,715)
              Inventories                                                                  98,831
              Other current assets                                                        123,254
              Other assets                                                                 28,308
              Accounts payable and other current liabilities                              232,642
                                                                                      -----------
         Net cash provided by operating activities                                         61,385

Investing activities - net cash received as a result of reverse acquisition                76,994

Financing activities:
     Capital contribution                                                                     100
     Net payments on long-term debt                                                       (29,697)
                                                                                      -----------


        Net cash used by financing activities                                             (29,597)
                                                                                      -----------

Increase in cash and cash equivalents                                                     108,782

Cash and cash equivalents, beginning of period                                                 --
                                                                                      -----------

Cash and cash equivalents, end of period                                              $   108,782
                                                                                      ===========
Supplemental disclosures of cash flow information:

     Interest paid                                                                    $    27,769
                                                                                      ===========

See Notes to Condensed Consolidated Financial Statements.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Accordingly, the assets and liabilities of the accounting acquirer, PeopleFirst, continued to be accounted for at their historical carrying values as of September 1, 1999. As further explained in Note 3 herein, the fair value of the 1,212,708 shares deemed to have been issued to the stockholders of American Risk prior to the Exchange was included in the total cost of the acquisition of American Risk, the acquired company, and the total cost was then allocated to the fair values of the assets and liabilities of American Risk deemed to have been acquired or assumed and the excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The accompanying condensed consolidated statement of operations for the three and nine months ended March 31, 2000 reflects the results of the operations of PeopleFirst from July 1, 1999 and the results of operations of American Risk from September 1, 1999, the date of acquisition, through March 31, 2000. Since July 1, 1999 was the effective date of the commencement of PeopleFirst's operations, financial statements for periods prior to July 1, 1999 have not been presented.

Note 2 - Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of American Risk and its subsidiaries (collectively, the "Company") as of March 31, 2000 and their results of operations, changes in stockholders' equity and cash flows for the three and nine months ended March 31, 2000. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended June 30, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

         The results of the Company's operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending June 30, 2000.

Note 3 - Purchase business combination:

         The Company acquired its approximate 80% interest in American Risk through the Exchange described in Note 1 herein that has been accounted for as a purchase business combination and a reverse acquisition in which PeopleFirst was the accounting acquirer and American Risk was the legal acquirer. Accordingly, the accompanying historical condensed consolidated financial statements include the results of operations of American Risk and its subsidiaries from September 1, 1999, the effective date of the acquisition, through March 31, 2000. The cost of the acquisition of American Risk aggregated $6,373,947 and was comprised as follows:

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
                                                                      ==========

         The following unaudited pro forma information shows the results of operations for the six and three months ended March 31, 2000 and 1999 as though the acquisition of American Risk and its subsidiaries had been consummated on July 1, 1998:

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Purchase business combination (concluded):

                                                           Nine Months                  Three Months
                                                         Ended March 31,               Ended March 31,
                                                   ----------------------------  --------------------------
                                                      2000            1999            2000           1999
                                                   -----------    -----------    -----------    -----------
Revenues                                           $ 3,883,757    $ 2,973,253    $ 1,384,236    $ 1,053,639
Cost of revenues                                     2,355,308      1,863,396        767,238        718,619
                                                   -----------    -----------    -----------    -----------
Gross profit                                         1,528,449      1,109,857        616,998        335,020
                                                   -----------    -----------    -----------    -----------

Other expenses                                       4,222,563      3,336,461      1,155,645        943,302

                                                   -----------    -----------    -----------    -----------
Loss before minority interest                       (2,694,114)    (2,226,604)      (538,647)      (608,282)
Loss applicable to minority interest                   538,823        445,321        107,729        121,656
                                                   -----------    -----------    -----------    -----------
Net Loss                                            (2,155,291)    (1,781,283)      (430,918)      (486,626)

Preferred dividends                                     89,000         19,250
                                                   -----------    -----------    -----------    -----------
Net loss and net loss applicable to common stock   $(2,155,291)   $(1,692,283)   $  (430,918)   $  (467,376)


Basic loss from operations per common share        $      (.34)   $      (.26)   $      (.07)   $      (.07)
Weighted average common shares outstanding           6,316,831      6,500,771      6,473,125      6,453,049

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

Note 4 - Inventories:

         At March 31, 2000, inventories consisted of the following:

                    Raw materials                                $627,337
                    Finished goods                                201,670
                                                                 --------

                                                                  829,007
                    Noncurrent inventories                        420,832
                                                                 --------

                        Total                                    $408,175
                                                                 ========

         Noncurrent inventories, which are included in other assets, consisted of finished goods and other supplies not expected to be utilized by the Company during the twelve months ending March 31, 2001.

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Equipment:

               At March 31, 2000, equipment consisted of the following:

                    Machinery                                               $   921,801
                    Automobiles and trucks                                       66,869
                    Other                                                        40,690
                                                                            -----------
                            Total                                             1,029,360
                    Less accumulated depreciation and amortization               83,774
                                                                            -----------
                            Total                                           $   945,586
                                                                            ===========

Depreciation and amortization expense was $32,770 and $99,192 for the three and nine months ended March 31, 2000.

Note 6-8% convertible and nonconvertible notes payable:

         The 8% convertible notes and the 8% nonconvertible notes payable (collectively, the "8% Notes") had an aggregate carrying value of $900,000 at March 31, 2000, of which $819,000 and $81,000 was attributable to the convertible and nonconvertible notes, respectively. The 8% Notes are due on demand commencing on the earlier of February 15, 2000 or the date as of which the Company has received aggregate proceeds of $1,000,000 from the exercise of warrants sold through private placement of units by American Risk in March 1999 (see Note 15 to the Audited Financial Statements in the Form 10-KSB). Convertible notes in the principal amount of $273,000 and $546,000 can be converted into shares of common stock at $.91 per share and $1.36 per share, respectively, and, accordingly, a total of 701,471 shares of common stock were reserved for possible future issuance upon conversion. However, conversion at any time through March 31, 2000 is subject to the consent of the investment banking firm that was the placement agent for the private sale of the units.

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

         In connection with the acquisition of American Risk (see Note 3), the Company allocated $1,399,075 of the purchase price to beneficial conversion rights, which was equal to American Risk's historical net unamortized cost as of September 1, 1999, the effective date of the Exchange. Amortization totaled $1,151,431 during the period from September 1, 1999 to March 31, 2000. The unamortized balance of $247,644 comprises the balance of deferred debt financing costs in the accompanying condensed consolidated balance sheet as of March 31, 2000.

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

         The Company generally extends credit to its customers, substantially all of whom are located in the central United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the nine months ended March 31, 2000, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at March 31, 2000.

Note 9 - Income taxes:

         As of March 31, 2000, the Company had net operating loss carryforwards of approximately $18,000,000 arising primarily from the operations of American Risk prior to the Exchange, which are available to reduce future Federal taxable income and will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $7,200,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2000.

         The Company had also offset the potential benefits of approximately $7,000,000 from net operating loss carryforwards by equivalent valuation allowances as of September 1, 1999, the effective date of the Exchange. As a result of the increases in the valuation allowance of $200,000 during the period from September 1, 1999 to March 31, 2000, no credit for income taxes are included in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2000.

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

              AMERICAN RISK MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Stock options:
On July 30, 1999, the Company adopted an Employee Stock Option Plan ( the "1999 Plan") which provides for grants of incentive stock options ("ISOs"), nonqualified stock options ("NSOs") and reload options to the Company's employees, directors, consultants and advisors for the purchase of up to 1,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the Plan may not be less than the fair market value of a share of the Company's common stock on the date of grant, provided that the exercise price of any ISO granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of grant. The option price per share for NSO's granted under the Plan may not be less than the par value of the Company's common stock. Options vest and are exercisable over periods determined by the board of directors provided that no option may be exercisable more than ten years from the date of grant. The 1999 Plan will terminate on July 30, 2009. As of March 31, 2000, no options had been granted under the 1999 Plan.

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

         Revenues, cost of revenues and other related segment information as of and for the three and nine months ended March 31, 2000 follows:

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

         Pro Forma

         The following discussion includes the results of operations for the nine and three months ended March 31, 2000 and 1999 as though the acquisition had been consummated on July 1, 1998.

         Nine months ended March 31, 2000 vs. nine months ended March 31, 1999

         During the nine months ended March 31, 2000, consolidated revenues increased by approximately $910,504 or 31% from approximately $2,973,253 for the nine months ended March 31, 1999 to approximately $3,883,757 for the nine months ended March 31, 2000. The increase is attributable to (1) $371,148 in staffing sales from PeopleFirst Holdings (2) increase in fabrication contracts within the manufacturing division in December 1999.

         Cost of revenues during the nine months ended March 31, 2000 increased by approximately $491,912 or 26% from approximately $1,863,396 for the nine months ended March 31, 1999 to approximately $2,355,308 for the nine months ended March 31, 2000. The primary reason for the increase is due to the increase in revenues for the nine months ended March 31, 2000 compared to March 31, 1999.

         Gross profit margin during the nine months ended March 31, 2000 increased to approximately 39% or 2% from approximately 37% for the nine months ended March 31, 1999. The primarily reason for the increase in the gross profit margin is an increase in revenues generated by PeopleFirst Holdings which has larger gross profit margin than those of the manufacturing division.

         The Company's other expenses increased by approximately by $886,102 or 27% from approximately $3,336,461 for the nine months ended March 31, 1999 to approximately $4,222,563 for the nine months ended March 31, 2000. Approximately $1,341,743 of this increase was a result of the following non-cash charges which were incurred during the nine months ended March 31, 2000 (1) $1,151,431 relating to the amortization of debt issue costs and (2) approximately $190,312 of common stock issued for services. During the nine months ended March 31, 1999, the Company had non-cash charges totaling $1,424,211. The balance of the increase is primarily due to an increase in professional and consulting fees necessitated by the Company's change in corporate direction.

         As a result of all the above, the Company's net loss, after allocating the loss to minority interest, increased by approximately $463,008 from approximately $1,692,283 or $(.26) per share for the nine months ended March 31, 1999 to approximately $2,155,291 or $(.34) per share for the nine months ended March 31, 2000.

         Three months ended March 31, 2000 vs. three months ended March 31, 1999

         During the three months ended March 31, 2000, consolidated revenues increased by approximately $330,597 or 31% from approximately $1,053,639 for the three months ended March 31, 1999 to approximately $1,384,236 for the three months ended March 31, 2000. The increase is primarily attributable to $233,151 in staffing sales from PeopleFirst Holdings.

         Cost of revenues during the three months ended March 31, 2000 increased by approximately $48,619 or 7% from approximately $718,619 for the three months ended March 31, 1999 to approximately $767,238 for the three months ended March 31, 2000. The primary reason for the increase is due to the increase in revenues for the three months ended March 31, 2000 compared to March 31, 1999.

         Gross profit margin during the three months ended March 31, 2000 increased to approximately 45% or 13% from approximately 32% for the three months ended March 31, 1999. The primarily reason for the increase in the gross profit margin is due to the increase in staffing sales from PeopleFirst Holdings which have larger gross profit margins.

         The Company's other expenses increased by approximately by $212,343 or 23% from approximately $943,302 for the three months ended March 31, 1999 to approximately $1,155,645 for the three months ended March 31, 2000. Approximately $406,369 of the change was a result of the following non-cash charges which were incurred during the three months ended March 31, 2000 (i) approximately $230,286 relating to the amortization of debt issue costs and (2) approximately $176,083 relating to the amortization of goodwill. After giving effect to the non-cash charges during the three months ended March 31, 2000, other expenses decreased $194,126 for the same period in the prior year. The decrease is primarily the result of costs incurred as a result of the acquisition of BSD during the three months ended March 31, 1999.

         As a result of all the above, the Company's net loss, after allocating the loss to minority interest, decreased by approximately $36,458 from approximately $467,376 or $(.07) per share for the three months ended March 31, 1999 to approximately $430,918 or $(.07) per share for the three months ended March 31, 2000.

         Historical Information

         These results include the operations of the fabrication business only from September 7, 1999 through March 31, 2000.

         Six months ended March 31, 2000

         During the nine months ended March 31, 2000, the Company had revenues of $3,170,814, of which $371,148 was from the administrative services business and the remainder from the fabrication business. The administrative service business became operational on October 1, 1999 and will continue to grow as new employees are added.

         Selling, general, and administrative expenses were $1,557,133 for the nine months ended March 31, 2000, and other expenses were $1,661,335, most of which were non-cash charges related to amortization of debt issuance costs and amortization of goodwill. The Company had a net loss for the nine months ended of $1,555,028 or $(.25) per share.

         Three months ended March 31, 2000

         During the three months ended March 31, 2000, the Company had revenues of $1,384,236, of which $233,151 was from the administrative services business and the remainder from the fabrication business. The administrative service business became operational on October 1, 1999 and will continue to grow as new employees are added.

         Selling, general, and administrative expenses were $672,711 for the three months ended March 31, 2000, and other expenses were $482,934, most of which were non-cash charges related to amortization of debt issuance costs and goodwill. The Company had a net loss for the three months ended of $430,918 or $(.07) per share.

         Liquidity and Capital Resources

         At March 31, 2000, the Company had a working capital deficiency of approximately $2,101,000. The working capital deficiency is primarily due to the excess of current liabilities over assets assumed by PeopleFirst in its reverse acquisition of American Risk, which includes $1,078,000 of shareholder loans and $900,000 of other loans due in fiscal 2000. During the nine months ended March 31, 2000, the Company generated $61,385 in cash from operations and acquired $76,994 in cash pursuant to the transaction with PeopleFirst. The Company utilized $29,697 in cash by paying down long-term debt. It will be necessary for the Company to raise additional working capital or to take other action to help its working capital situation for the operation of PeopleFirst. In October 1999, the Company received a note for $225,000 and issued 150,000 shares of common stock upon the exercise of 150,000 warrants. The note and warrant exercise were cancelled in December 1999. Further, the Company believes, but cannot assure, that it will be able to generate additional resources through loans, sales or other issuance of capital stock to related and/or unrelated parties. In addition, the Company cannot provide any assurances that it will be successful in generating profitable operations on a sustained basis from PeopleFirst or its manufacturing division, however, it believes that it will have sufficient resources to fund operations through June 30, 2000. At this time the Company is reviewing its options as to whether to sell some or all of its operations or to sell the Company.

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

                                         American Risk Management Group, Inc.
                                         a Florida corporation

         Date: May 19, 2000              By: /s/ RONALD WILHEIM
                                             -----------------------------------
                                         Ronald Wilheim, Chief Executive Officer