Form 10-K405
period 2000-06-30
COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP INC
filed 2000-10-16
CIK 893771

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period  from       to

                        Commission file number 333-89439
                                               ---------

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

              32 Nassau Street, Second Floor, Princeton, NY 08542
              ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 609-924-1001

                       F/K/A AMERICAN RISK MANAGEMENT GROUP, INC.
        Former address: 4700 Ashwood Drive, Ste 300, Cincinnati, OH 45241

         Securities registered under Section 12(b) of the Exchange Act:

         none                                    not applicable
  ---------------------              ------------------------------------------
  (Title of each class)              Name of each exchange on which registered

         Securities registered under Section 12(g) of the Exchange Act:


                                                                      CMDG Final
                                                                          Page 2

                    Common Stock, par value $.001 per share


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period than that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes [ x ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for the fiscal year ended June 30, 2000 were $0.

As of September 29, 2000, Comprehensive Medical Diagnostics Group, Inc. had 9,721,369 shares of $.001 par value common stock outstanding. Of this amount, approximately 9,521,369 shares were held by non-affiliates with an aggregate market value of approximately $12,853,849.

Transitional Small Business Disclosure Form (check one):

                                Yes [ ] No [ x ]






                                                                      CMDG Final
                                                                          Page 3

                                     PART I

Item 1. Description of Business

Comprehensive Medical Diagnostics Group, Inc. formerly known as American Risk Management Group, Inc., Coventry Industries Corp. and Workforce Systems Corp. (the "Company"), is a Florida corporation formed on August 17, 1992.
The Company's board of directors unanimously consented to change the Company's name to Comprehensive Medical Diagnostics Group, Inc. on August 2, 2000.
The Company's address is 32 Nassau Street, Second Floor, Princeton, New Jersey, 08542. Its telephone number is 609-924-1001.

The Company was originally formed to seek acquisitions or business opportunities, to the extent permitted by its assets, in various business sectors throughout the United States. Pursuant to this strategy, the Company bought and sold several businesses over the last few years.

The Company has changed its focus and strategy and will concentrate on becoming a provider of medical treatment, diagnostic testing and ancillary services to the long-term health care business sector and the medical community at large. The Company will also attempt to position itself to become an internet provider of health care content and services.

In order to implement its focus and strategy, the Company recently closed three transactions with Comprehensive Medical Group, Ltd. ("CMG"), Cardiovascular Laboratories LLC ("CLI"), and CAT ECG LLC ("CAT"), respectively. The Company also discontinued the operations of PeopleFirst, LLC ("PF"), and Lester Gann, a former Director and Secretary of the Company, exercised his contractual right to reacquire a subsidiary of the Company, Industrial Fabrication and Repair, Inc. ("IFR"). The Company has also liquidated Federal Supply Inc. and Federal Fabrication, Inc. (collectively "Federal") which are subsidiaries of the Company.

CARDIOVASCULAR LABORATORIES HOLDING, INC.

As of July 27, 2000 the Company, through its wholly owned subsidiary, Cardiovascular Laboratories Holding, Inc. ("CLH"), a Delaware corporation formed on July 24, 2000, acquired the assets and assumed the liabilities of CLI which, on May 31, 2000, acquired the assets (including inventory, equipment, machinery, contractual and other rights, and certain accounts receivable) and assumed certain liabilities of Cardiovascular Laboratories Inc. of PA. ("CLP"). The transaction between CLI and CLP closed in escrow pending the assignment and assumption of certain equipment leases and financing contracts by CLI. The escrow was maintained after the closing between CLH and CLI. CLH is in the process of satisfying the lease and equipment financing contracts through refinancing programs with new lenders, and expects to complete the process within 90 days.

As consideration for the acquisition of CLI, CLH assumed CLI's obligations under a




                                                                      CMDG Final
                                                                          Page 4
seller note to CLP ("CLP Note") to pay $684,000 over a period of three years. CLH also assumed CLI's obligations under certain leases, financing agreements and other balance sheet items which CLI had undertaken from CLP. The CLP Note is subject to adjustment in the event the level of monthly revenues from the accounts of CLP as of the closing with CLI are not maintained, and in the event that CLP's closing date accounts payable exceed CLP accounts receivable actually collected in the future. The Company also issued 104,819 shares of its common stock to entities which had made working capital loans to CLI aggregating $87,000. The shares of common stock were issued to satisfy in full CLI's obligations under the working capital loans.

The Company's Board of Directors determined to proceed with the acquisition in order to gain entry into the field of medical diagnostics and testing. CLP had been in business for nine years prior to the asset purchase transaction with CLI.


CLH specializes in the provision of non-invasive cardiovascular imaging and the turnkey management of fixed site vascular and echocardiographic ultrasound laboratories. CLH provides services with the highest clinical quality possible, and strives to maintain those clinical standards. CLH's business historically focused on fixed-site imaging within community hospitals, although it currently operates in, and intends to expand into additional independent fixed-site imaging locations as well as into new community hospitals. CLH presently operates diagnostic imaging sites in nine fixed-site locations in Pennsylvania, New Jersey and New York. CLH performs a scope of services that can include one or more of the following: hiring, training and clinical management of ultrasound technologists, management and administration of laboratory operations, and selection, leasing and deployment of ultrasound equipment.

CLH's business is presently being managed by a medical services management company under a management agreement dated as of June 1, 2000 which has a term of two years. CLH pays its manager, Phoenix Cardiovascular, Inc., a management fee of $30,000 per month which includes the cost of billing and administrative services, plus 33% of the net income from newly created and managed businesses.

Locations

Currently, CLH operates within the following community hospitals, providing services that range from clinical staff and consulting to complete turnkey management and administration of the imaging operation within the hospital.

        Muhlenburg Hospital                        Allentown, Pa.
        St. Lukes Hospital                         Bethlehem, Pa.
        Penn State - Geisinger                     Wilkes Barre, a.



                                                                      CMDG Final
                                                                          Page 5

        Tyler Memorial Hospital                    Tunkhann, Pa.
        Beth Israel Hospital                       Passaic, N.J.
        Westchester Square Medical Center          Bronx, N.Y.


In addition to hospital-based locations, CLH operates several independent site based labs, which perform services independently from a hospital through its Independent Diagnostic Testing Facilities ("IDTF(s)"). Presently, CLH operates the following locations:

        3219 Tremont Avenue, Bronx New York
        14 Harwood Court, Scarsdale New York
        Throgg's Neck, Bronx, New York

At present, CLH does not have its own IDTF Medicare provider number. The IDTFs are operating under a Technological Services Agreement and billing arrangement with CLP, which was executed at the closing with CLI, pending approval by each state in which CLH operates. CLH expects to obtain a provider number in 120 days.

Market

Cardiovascular disease is responsible for nearly half of all deaths in the United States. The aging process itself predisposes human beings to cardiovascular disease. Approximately 65% of CLH's patients are covered by Medicare, with the balance having commercial insurance or being included in a managed care contract. Cardiovascular disease can often be effectively treated if detected early. Diagnostic ultrasound is the most cost effective, least painful and least invasive method available for diagnosing vascular disease. It produces no side effects. Because the incidence of cardiovascular disease has been increasing steadily in the United States on an annual basis, CLH believes its imaging revenues are not subject to the ebb and flow of the economic cycle. Diagnostic ultrasound imaging helps doctors see inside the human body by bouncing sound waves off of anatomy and blood flow. It works without the use of dyes, injections, or catheters. These sound waves are received by the ultrasound machine, interpreted by sophisticated imaging software and displayed on a video monitor. The test results are captured on a videotape machine built into the unit. After the technical component of the diagnostic tests has been performed by a technologist, an interpreting physician views the videotape and establishes test findings. Although most competing diagnostic imaging techniques provide the physician a frozen-in-time snapshot image, ultrasound imaging enables the diagnostician to study real-time blood flow non-invasively. A dynamic tool, it allows the physician to make more accurate diagnoses at earlier stages of the disease. This increases the possibility of successful treatment.

Diagnostic ultrasound testing is broken into two components: technical and professional. The technical component is the technologist's use of the ultrasound equipment within strict clinical protocols, recording the visual and auditory information onto videotape. The professional component consists of an experienced physician reading the videotape, making a diagnosis of the patient's condition, and dictating the diagnosis into a formal interpretation. The critical difference in the two components is that the technologist does not practice


                                                                      CMDG Final
                                                                          Page 6
medicine, but performs a service for the physician who does practice medicine.

Testing Process

The testing process begins when a patient's physician orders a test and refers the patient to one of CLH's labs. A specially trained and registered technologist performs the test according to rigorously disciplined protocols using sophisticated equipment, costing approximately $150,000 to $200,000 per unit. Tests are then interpreted by an interpreting physician and a course of treatment can be prescribed.

Ultrasound is a Well Established Diagnostic Imaging Technology

Ultrasound is a well accepted diagnostic tool for assessing the progression of cardiovascular disease. As a dynamic medium using simple sound waves, ultrasound technology is uniquely suited for the diagnoses of cardiovascular disease. It offers important advantages in cost effectiveness over other diagnostic methods. Despite advances in other imaging areas, ultrasound is likely to continue to be an important diagnostic modality due to advances in hardware, software, and the prospective use of ultrasound in conjunction with non-toxic contrast agents. CLH believes that these advances, plus the inherent non-invasive nature of ultrasound make its obsolescence as a diagnostic modality unlikely in the near future.

Studies Performed

An example of a study performed by CLH is a cerebrovascular test. This procedure examines blood flow to the brain to detect conditions which could lead to stroke. The diagnosing physician uses the data produced by the technologist to find plaque or stenosis in the carotid artery. This is a powerful and cost effective first step to preventing stroke. The most common cardiovascular imaging studies performed by CLH include:

         o Cerebrovascular evaluation
         o Transcranial doppler procedures
         o Lower arterial studies
         o Lower venous studies
         o Echocardiography
         o Abdominal aorta studies
         o Dialysis access site assessment
         o Visceral vascular studies
         o Graft surveillance
         o Venous mapping

Emphasis On Clinical Quality


CLH is dedicated to the delivery of a superior level of quality in all of its diagnostic testing.



                                                                      CMDG Final
                                                                          Page 7

CLH concentrates on high-end ultrasound diagnostics, providing tests that are usually available only through university hospitals in major metropolitan centers. CLH insists on employing strict protocols and self-policing auditing methods, which require technologists to spend more time evaluating patients than current industry standards dictate. When the comprehensive nature of these testing protocols are coupled with highly trained technologists, diagnostic accuracy is measurably improved; and, when sophisticated tests are executed with painstaking care, they become more cost effective in diagnosing disease at an early stage, thereby reducing the cost of treatment.

Clinical Training Program

Cardiovascular ultrasound is a diagnostic imaging modality that is highly dependent on the training and experience of the technologist performing the procedure. Unlike many other types of diagnostic imaging, the technologist must act as a clinician, and not merely the operator of a machine. This places a premium on the technologist's skills. Historically, CLH has recruited its technologists through contacts it has in the technologist community as well as through the use of professional medical recruiting services. However, CLH is embarking on a program to align itself with a major cardiovascular ultrasound educational institution to create a more assured source for training technologists, and remove one constraint to growing the business. Additionally, as CLH expands its operations into new areas, with new interpreting physicians, it will become more difficult to maintain interpretations at the consistently high level of clinical quality it has come to expect in the past. Accordingly, discussions have begun with prominent educational institutions in diagnostic ultrasound to form an alliance to help train new interpreting physicians and provide an ongoing program of clinical quality assurance.

Business Strategy

Historically, CLH has concentrated on operation of imaging labs within community hospitals. CLH currently has six such hospital contracts to operate imaging facilities on-site. These contracts range from a full turn-key management of an entire lab to the provision of specialized personnel to perform diagnostic imaging within the hospital's own lab. These services benefit a hospital by expanding the scope of services, increasing outpatient referrals, creating positive cash flow and increasing surgery and ancillary procedures. CLH gives the hospital access to a higher quality pool of technologists than might otherwise be possible because it can hire, train and compensate its employees without the institutional personnel constraints present in many hospitals. Hospitals have a built-in source of referrals and thus a predictably high level of volume. CLH invoices hospitals directly for imaging services. Hospital receivables are generally easier to manage than receivables owed directly to CLH from Medicare carriers and other insurers.

In addition to hospital-based locations, CLH operates several independently-owned site labs. Independently sited locations perform services independently from a hospital, and invoice insurance carriers for studies through the IDTF entities. The Company is responsible for establishing clinical protocols and


                                                                      CMDG Final
                                                                          Page 8
maintaining quality control, leasing and maintaining equipment, hiring, training and employing technologists, scheduling patients and general lab administration, and billing and collection activity.

Changing Regulations in Ultrasound Imaging

Beginning in 1999, Medicare carriers and intermediaries in many states, (including Pennsylvania and New Jersey) discontinued reimbursing vascular ultrasound imaging service providers who either provide services in a lab that has not met the stringent accreditation standards set forth by the Intersocietal Commission for the Accreditation of Vascular Laboratories ("ICAVL"), or provide services that are not performed or directly supervised by a Registered Vascular Technologist ("RVT"). CLH estimates that fewer than 40% of vascular laboratories currently comply with ICAVL accreditation standards. The reason for this non-compliance centers on the level of training of the average technologist and the level of diligence and sophistication of the average laboratory. CLH has always operated as if ICAVL standards were in effect. All of CLH's technologists are Registered Vascular Technologist (or registry eligible). All of its facilities currently meet, or in the case of new labs, are on track to meet the new ICAVL standards. There may be additional changes in regulations that have a material negative impact on the imaging business as currently performed by CLH. These changes may have to do with the acceptable means of structuring relationships with hospitals and physicians, or there may be adverse changes in the reimbursement regulations that govern CLH's operations.

Technology

CLH uses laboratory imaging and other equipment supplied by a number of different equipment manufacturers. The equipment is typically acquired on an operating lease basis, and CLH believes it will be able to upgrade its fleet of diagnostic machines on an as-needed basis to accommodate new technology as it becomes available. Notwithstanding the belief that the CLH will be able to upgrade its equipment on an as-needed basis, CLH does enter into multi-year lease agreements that may not be able to be modified should new technology emerge.

Competition

CLH faces substantial competition in its imaging business from numerous competitors. The most significant competitor is usually the community hospital within CLH's immediate market areas. The facilities operated by these hospitals vary widely in terms of the quality and training of their personnel, equipment and clinical protocols. Notwithstanding these potential negative attributes, however, it is often difficult to compete with established patterns of medicine evident between a hospital's lab and the physicians who practice in that hospital and refer patients into the lab. Other competition comes from physicians and group practices of physicians who have set up ultrasound diagnostic imaging capabilities within their own practices. While these imaging locations may have some of the same drawbacks presented by the hospital labs, the physicians who operate their own labs will not refer any of


                                                                      CMDG Final
                                                                          Page 9
their patients to a CLH lab. CLH competes with hospital-based and physician practice-based labs by offering a superior clinical service, and by being a non-aligned third party provider of services that is not necessarily affiliated with either a hospital or a specific physician.

Seasonality

CLH's results of operations may vary significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, CLH's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations.

Suppliers

Although CLH has historically acquired most of its imaging and related equipment from a small number of suppliers, CLH does not believe it is dependent upon any one supplier or group of suppliers. While CLH has a preference for the equipment manufactured by certain manufacturers, there are a number of manufacturers of imaging equipment adequate for CLH's purposes, and an even greater number of companies from whom such equipment can be leased. CLH believes that alternate sources for its equipment and supply needs are readily available at comparable costs, and that its relationships with its equipment suppliers are satisfactory.

Patents Or Trademarks

Although CLH relies upon sophisticated equipment, instrumentation and technology, CLH does not own, license or otherwise rely upon any patents or trademarks for the operation of its business. Other than corporate names, CLH does not own or utilize any trade names in its business.

Low Exposure to Malpractice

Because CLH does not practice medicine, or perform any invasive procedures, CLH believes it carries a relatively low exposure to malpractice liability. Even so, CLH maintains professional liability insurance for the company and its employees, and does not foresee any difficulty in obtaining insurance in the future.

Governmental Regulation

Many aspects of the health care industry in the United States are presently subject to extensive federal and state governmental regulation. Certain of these laws and regulations are applicable to CLH's business. CLH believes that its operations are in material compliance with all applicable laws.


                                                                      CMDG Final
                                                                         Page 10

Federal Kickback Law

Federal law prohibits the offer, solicitation, payment or receipt of any remuneration (direct or indirect, overt or covert, in cash or in kind) which is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or Medicaid. The law also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility or service for which payment may be in whole or in part under those programs. Under this statute, known as the "kickback law," an offense may be punished by criminal prosecution or by excluding any of the parties to the transaction or arrangement from participation in Medicare and Medicaid. The law is very broad and has been interpreted to apply to otherwise legitimate investment interests if one purpose of the offer of an opportunity to invest is to induce referrals from the investors. Regulations implemented under the kickback law provide certain "safe harbors" giving protection for certain categories of relationships. The breadth of the kickback law is such that virtually any financial relationship between a practitioner and a health care provider, such as an independent physiological laboratory or an IDTF, involving the offering of Medicare and Medicaid services may trigger the application of the law. A portion of CLH's business arrangements involves the management and staffing of in-house diagnostic laboratories at hospitals. CLH does not bill Medicare or Medicaid for the technical services provided at the hospitals' laboratories and is in compliance with the Federal kickback law.

Federal Stark Laws

Federal law also prohibits physicians from ordering or prescribing certain designated health care services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). Payment for a service provided in violation of these laws, known as the "Stark Laws," may be denied, or money paid may be recouped. The services specified by the Stark Laws include ultrasound procedures and other designated services, which are provided by CLH as the result of referrals from physicians who purchase the tests from CLH. CLH believes that its relationships with referring physicians are in compliance with the Stark Laws. A number of states, including states in which CLH does business, have laws and regulations similar to the federal kickback laws and Stark Laws. CLH believes that it is in compliance with all of such laws, although, as is the case with federal law, there can be no assurance that changes in such laws or the interpretation or enforcement of such laws will not have a material effect on CLH.

IDTFs

CLH must satisfy certain rules set forth by the Health Care Financing Administration ("HCFA") relating to the payment of services to Medicare or Medicaid beneficiaries. These rules state that the carriers will pay for services under the Medicare fee schedule only when performed by a physician, a group practice of physicians, an approved supplier of portable x-ray services, or an IDTF. CLH believes that its services provided outside of the hospital

                                                                      CMDG Final
                                                                         Page 11
environment are provided according to the rules and specifications of an IDTF.

Potential National Health Care Reform

Both the Clinton Administration and the Congress have periodically asserted a need to overhaul or reform the nation's health care system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to CLH's services. In particular, there is a possibility that an even greater portion of health care services will be rendered and administered through "managed care" systems, which could have the effect of forcing pricing concessions and reductions on the part of service providers such as CLH. Moreover, health care reform could also entail a greater analysis of each patient's need for diagnostic testing, with the aim of reducing the total volume of testing and the overall cost of medical care. CLH is unable to predict whether, when or to what extent any new laws or regulations may be enacted, or existing laws or regulations may be modified, any of which could have a material adverse effect on CLH's revenues, operating margins and profitability.

Environmental Matters

CLH's existing operations do not entail the handling, storage, use, transport or disposal of any hazardous substances or hazardous materials within the meaning of any environmental laws. Should CLH enter into nuclear cardiology imaging services, it will be required to implement a radioactive waste disposal program consistent with state and federal regulations. In this event, CLH intends to contract with a nuclear medicine physicist to develop a full compliance program for the proper handling and disposal of any waste generated in the performance of nuclear cardiology studies.

Employees

CLH has sixteen full time employees and two part time employees. None of CLH's employees are represented by a labor union, and CLH has never experienced a work stoppage. CLH believes its relationship with its employees is good.

COMPREHENSIVE MEDICAL GROUP

As of July 25, 2000, the Company entered into an Agreement and Plan of Reorganization with Comprehensive Medical Group, Ltd., a New Jersey corporation ("CMG"). The Company issued 3,000,000 shares of its Series A Convertible Preferred Stock ("Preferred Stock") to CMG's shareholders in exchange for 100 shares of CMG's Series A Common Stock, which was all of the issued and outstanding stock of CMG. The Preferred Stock has full voting rights and each share is convertible into one share of the Company's common stock. The Company also issued 738,554 shares of its common stock to entities which had made working capital loans to CMG aggregating approximately $613,000. The shares of common stock were issued to satisfy CMG's obligations in full under the working capital loans. The CMG transaction was intended to qualify as a tax-free reorganization under section

                                                                      CMDG Final
                                                                         Page 12

368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the reorganization, CMG became a wholly owned subsidiary of the Company.

The Company agreed to grant "piggyback" registration rights for the shares of common stock converted from the shares of the Company's Preferred Stock. The common stock convertible from the 3,000,000 shares of the Company's Preferred Stock are subject to a lock up agreement on resale.


Subsequent to the CMG transaction, James H. Clingham, Sr., CMG's president, also became the president of the Company and chairman of the Board of Directors at an annual salary of $250,000, and received 100,000 shares of the Company's Preferred Stock as incentive compensation. Ms. Christine Fares- Walley, an executive with CMG, became a vice president of the Company responsible for mobile diagnostic testing and telemedicine. Brian T. Nugent, a CMG executive, became the chief information officer of the Company.

CMG provides health and wellness management services for employee assistance programs, human resource departments and labor unions; designed and operates a kiosk based point of purchase medical marketing program called "The Wellness Shop"; and designed an operating website called "Leaseonlife.com" which provides interactive health and wellness analysis, treatment content and management tools.

The Wellness Shop exhibit contains state of the art diagnostic testing equipment, including bone density testing, body fat testing, blood pressure and eye testing. CMG is considering other non-invasive diagnostic tests which it intends to offer in the near future.

The Leaseonlife.com website provides encyclopedic health information, user health data storage, interactive stress reduction, daily health and wellness advice and counseling and health tips. Leaseonlife.com offers a comprehensive suite of healthcare information services to consumers and other healthcare industry participants delivered over the internet.

Marketing

Through The Wellness Shop, a participant-data interface exhibition kiosk, CMG markets its services to employee assistance programs, corporate human resource departments and labor unions. The Wellness Shop experience is intended to attract institutional subscribers to contact on a monthly basis with CMG's website Leaseonlife.com.

Leaseonlife.com is marketing in cooperation with The Wellness Shop to employee assistance programs, corporations and labor unions. The website can be incorporated into an existing intranet as well as accessed through the internet.

Business Strategy

Through The Wellness Shop, CMG plans to generate revenue by

                                                                      CMDG Final
                                                                         Page 13

        - obtaining sponsors interested in purchasing advertising space on the kiosks

        - providing marketing channels to strategic on-line and traditional business partners

        - obtaining contracts that generate fees derived from employee assistance programs, corporate human resource departments and labor unions

        -   sale of stress related products

        - selling the health and demographic data of its participants to end users.

To date, CMG has derived no revenue from its businesses. CMG has done over 50 demonstrations of The Wellness Shop on a cost-sharing basis with hospital, corporate and labor union co-sponsors. CMG is negotiating with several companies and labor unions for the purpose of entering into long term agreements for access to The Wellness Shop and Leaseonlife.com.


Leaseonlife.com's website is in the development stage. CMG also is developing certain telecommunication and telemedicine equipment which its plans to use in connection with its businesses which are in the development stage. CMG is seeking vendors and suppliers to develop its planned telecommunication and telemedicine equipment.

Competition

The Wellness Shop faces competition from ad hoc wellness and health fairs and from clinics operated in conjunction with the provision of flu shots, other inoculations, blood pressure testing, and other services in corporate and community environments. CMG will focus on attracting subscribers to Leaseonlife.com through The Wellness Shop and its established relationships with employee assistance programs, corporate human resource departments and labor unions rather than general advertising on the internet and other media.

The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of CMG's competitors have greater financial, technical, product development, marketing and other resources than CMG has. These organizations may be better known and have more customers than CMG has. Many of CMG's competitors have also announced or introduced internet strategies that will compete with CMG's applications and services. CMG may be unable to compete successfully against these organizations. CMG has many competitors, including: healthcare information software vendors, healthcare electronic data interchange companies, large information technology consulting service providers, online services or web sites targeted to the healthcare industry, physicians and healthcare consumers generally, publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish web sites, general purpose consumer online services and portals and other high-traffic web sites which provide access to healthcare-related content and

                                                                      CMDG Final
                                                                         Page 14
services, public sector and non-profit web sites that provide healthcare information without advertising or commercial sponsorships, vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging. CMG expects that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. Some of CMG's customers and strategic partners may also compete with CMG. CMG's reputation and brand name could be adversely affected if CMG experiences difficulties in introducing new services, if CMG is required to discontinue existing services or if CMG's services do not offer desirable features or function properly.

Government Regulation and Legal Uncertainties

CMG's business is and will continue to be subject to government regulation. Existing and new laws and regulations could adversely affect CMG's business. Laws and regulations may be adopted with respect to the internet or other online services covering issues such as: user privacy and patient confidentiality, pricing, content, copyrights and patents, distribution, characteristic and quality of products and services. CMG cannot predict whether these laws will be adopted and how they will affect CMG's business.

Regulation Regarding Privacy and Patient Confidentiality

Internet user privacy has become an issue both in the U.S. and abroad. Whether and how existing privacy or consumer protection laws in various jurisdictions apply to the Internet is uncertain and may take years to resolve. Any legislation or regulations of this nature could affect the way CMG conducts its business, particularly in CMG's collection or use of personal information, and could harm CMG's business. Further, activities on or using the internet have come under increased scrutiny, including increased investigation in the healthcare arena by the Federal Trade Commission and heightened media attention. Numerous state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states have laws and regulations that protect the confidentiality of medical records or medical information. In addition, the federal Department of Health and Human Services has proposed regulations implementing the Health Insurance Portability and Accountability Act of 1996, or HIPAA, concerning standards for electronic transactions, security and electronic signatures and privacy of individually identifiable health information. The proposed regulations, among other things, would require companies to develop security standards for all health information that is used electronically. The proposed regulations would impose significant obligations on companies that send or receive electronic health information. The application of these laws to the personal information CMG collects could create potential liability under these laws. CMG believes

                                                                      CMDG Final
                                                                         Page 15
that its services comply with these proposed regulations. However, CMG cannot predict when these proposed regulations will be finalized and whether they will be changed before they are finalized. Additional legislation governing the distribution of medical records exists and has been proposed at both the state and federal levels. CMG may be subject to extensive regulation relating to the confidentiality and release of patient records, and it may be expensive to implement security or other measures to comply with new legislation and final regulations. Further, CMG may be restricted or prevented from maintaining or delivering patient records electronically. Such a restriction may have an adverse effect on CMG's business.

Professional regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. CMG has attempted to structure its web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of CMG's business violates these laws and may seek to have CMG discontinue those portions or subject CMG to penalties or licensure requirements. CMG does not maintain professional liability insurance because CMG believes it is not a healthcare provider. Any determination that CMG is a healthcare provider and acted improperly as a healthcare provider may result in liability for which CMG

                                                                      CMDG Final
                                                                         Page 16
is not insured.

Intellectual Property

CMG has filed federal trademark applications for listing on the Principal Register of the United States patent and Trademark Office of the names "Your Wellness Shop" and "Leaseonelife.com.". The Wellness Shop uses equipment which measures body-fat on a non-invasive basis which is licensed by the State of New Jersey. In any jurisdiction where common law rights are acquired by being the first entity to adopt, use and continue to use a particular mark in connection with certain goods or services, CMG will be able to assert its common law rights against any third-party infringer until such time as CMG can also assert its national registration, if at all. In addition to CMG's service mark applications, CMG has also registered the domain name "leaseonlife.com". CMG's inability to protect its marks adequately would hurt CMG in establishing and maintaining its brand. The steps CMG has taken to protect proprietary rights may not be adequate, and CMG may not be able to secure trademark or service mark registrations for marks in the U.S. or in foreign countries.

Suppliers

For Leaseonlife.com, CMG uses existing off the shelf software and hardware products. The primary content of the Leaseonlife.com website is licensed from mydailyhealth, Inc. a North Carolina company. After an initial affiliation subscription payment of $50,000, which has been made by CMG, the license agreement is paid on a per member, per month basis.

Employees
                                                                      CMDG Final
                                                                         Page 17

CMG employs five full time employees and one part time employee. None of CMG's employees are represented by a labor union, and CMG has never experienced a work stoppage. CMG believes its relationship with its employees is good.

DIAGNOSTIC MANAGEMENT GROUP HOLDINGS, INC.

As of August 2, 2000 the Company, through its wholly owned subsidiary, Diagnostic Management Group Holdings, Inc. ("DMG"), a Delaware corporation which was formed on August 1, 2000, acquired the assets of CAT, a New York limited liability company, which manages the operations of medical diagnostic cardiological and neurological testing services and telemedicine of CAT-ECG PC, a New York professional corporation ("CAT PC"). DMG was formed by the Company to acquire the assets of CAT and to own other mobile testing service businesses which may be acquired in the future.

DMG manages services rendered to forty long term care facilities and hospitals, and over three hundred medical offices in New York state from its Lynbrook, New York clinic and laboratory pursuant to a Management Services Agreement with CAT PC which it assumed from CAT ("MSA"). The MSA has a term of ten years.

The purchase price for CAT's assets was $1,100,000 in cash and 2,500,000 shares of the Company's Preferred Stock. An escrow was established for 250,000 of the 2,500,000 shares of Preferred Stock for a period of 6 months to secure the payment to DMG after the closing of any deficiency between the amount of CAT's accounts receivable collected by DMG and the amount of CAT's accounts payable assumed by DMG. The assets acquired included all inventory, equipment, machinery, contractual and other rights, and certain accounts receivables. As part of the acquisition, the MSA and certain related documents between CAT and CAT-ECG PC and certain of CAT's equipment leases were assumed. The term of the MSA was extended in conjunction with its assumption by DMG. The Preferred Stock issued to CAT has "piggyback" registration rights.

The Company's Board of Directors determined to proceed with the acquisition in order to expand its entry into the field of medical diagnostics and testing, and telemedicine.


In connection with the acquisition, as of August 2, 2000, DMG entered into a one-year

                                                                      CMDG Final
                                                                         Page 18
employment agreement with Mark Gray, a former vice president of CAT at an annual salary of $110,000 and an annual incentive bonus of 10,000 shares of the Company's common stock for each year Mr. Gray's employment agreement is extended. Mr. Gray will serve as DMG's director of cardiac testing services. As of August 2, 2000, DMG also entered into a ten year consulting agreement with Robert Goodman, M.D., the principal shareholder of CAT-ECG PC, at an annual fee of $25,000 and a one-time payment of 250,000 shares of the Company's Preferred Stock. Dr. Goodman will act as a consultant to DMG in the area of elder care and internal medicine. As of August 2, 2000, DMG also entered into a two year consulting agreement with The August Group, L.L.C. at an annual fee of $125,000 which is only payable as the cash flow of DMG permits. The August Group will act as a consultant to DMG to identify and negotiate the possible acquisition of other diagnostic testing companies and facilities.

CAT was founded in 1969 by Dr. Sterling Jonas, a noted cardiologist and pioneer in the field of telemedicine. CAT has been providing ambulatory monitoring services to physicians, nursing homes and hospitals with professional cardiac and neurological services.

Business Strategy

Telemedicine utilizes modern telecommunications, medical computer science, and information technologies to provide clinical care to individuals at a distance and transmit information essential to the provision of medical care. These advantages are having a significant impact on diagnostic services that utilize this technology. Initially developed to track the cardiac output of astronauts on space missions, the applications have the potential to span virtually every echelon of health care, from first responder/emergency medical systems to tertiary medical specialty consultations, medical maintenance, and hospital care.

Some of the most advanced and effective telemedicine procedures affect the world of cardiac diagnostic procedures, including Ambulatory Cardiac Event Monitoring, Twelve-Lead EKG transmissions, and Pacemaker Polling. Industry focus promises to mushroom to include many new applications using both digital voice and video transmissions to send real-time medical data while performing medical procedures from remote off-site locations.

The inevitable rapid growth of telemedicine is due to two major features of primary concern to the health delivery system: Its favorable cost maintenance factor, and its ability to improve effectiveness and efficiency in the delivery of medical services. Some benefits include:

        o Home monitoring post-operative procedures will decrease hospital stays

        o   Ambulatory monitoring will accelerate the rehabilitation process

                                                                   CMDG Final
                                                                      Page 19

        o Ongoing monitoring leads to earlier and more accurate diagnosis and therefore more effective medical intervention

        o Telemedicine monitoring in the home will decrease unnecessary visits to emergency rooms

        o Physicians direct and review procedures performed by colleagues and assistants at remote locations

        o Patients requiring the constant monitoring available at critical care units can now be monitored in their homes

        o Independent centralized services, such as DMG, which specialize in telemedical data, serve numerous hospitals and physicians leading to better service at lower costs.

        o Patients participate in diagnostic procedures by transmitting data themselves from remote locations

        o Hospitals and long-term-care facilities monitor medical procedures at off-site locations, reducing the cost of both personnel and equipment purchases.

DMG focuses on delivering quality ambulatory cardiac, x-ray and neurological services to nursing homes, hospitals, and private physicians.


Technology

DMG's technological and professional services include the following:

Halter Monitoring

Halter monitoring is a continuous, 24-hour EKG reading used for patients with fast heart rates, dizziness, and shortness of breath. The patient takes home a recorder, connected via wired patches, which reads heart rate and rhythm. The patient also keeps a diary to correlate symptoms and heart activity. When the patient returns to the office, the tape is read by a computerized scanner.

Ambulatory Cardiac Event Monitoring

Cardiac event monitoring is a transtelephonic service used to aid in the diagnosis of transient arrhythmia symptoms such as palpitations or dizziness. The Cardiac Event Monitor is a beeper-sized device, which a patient wears on a belt or in a pocket. When a cardiac event is experienced, the patient pushes a button, which activates the memory of the monitor and records the event. The patient then transmits the digital information over a standard phone line to the DMG 24-hour receiving center. The brief EKG strip is sent on to the referring physician for

                                                                      CMDG Final
                                                                         Page 20
evaluation and diagnosis. The monitor is usually worn for a period of two to four weeks.

Ambulatory Blood Pressure Monitoring

A non-invasive monitor is programmed to sample approximately 200 systolic and diastolic pressure readings from a patient over a 24-hour period. The procedure is useful in evaluating hypertensive and hypotensive patients, defining "white coat" hypertension, and assessing clinical response to anti-hypertensive medication by demonstrating the actual degree of reduction in abnormal readings.

Signal-Averages EKG Monitoring

This is a method of analyzing EKG's for the presence or absence of "late potentials," which are used in identifying patients at high risk for subsequent serious ventricular arrhythmia, especially those with a history of hear attacks.

Ambulatory EEG Monitoring

A 24-hour tape-recorded electroencephalogram is used in the differential diagnosis of epilepsy versus often clinically indistinguishable spells of non-epileptiform origin, such as cardiac arrhythmia, TIA, hypoglycemia, narcolepsy, and pseudo-seizures.

12-Lead Electrocardiogram

A standard diagnostic procedure in virtually every long-term health care facility, 12-lead EKG's are performed bedside, with minimum disruption to patient and staff, by highly trained technicians. All recordings are made with hospital grade equipment and all tracings are interpreted promptly by board-certified cardiologists.

Pacemaker Polling

Patients who have pacemakers implanted need to have these devices checked frequently. DMG serves as an outlet for transtelephonic transmission of this data, and provides trained technicians for those long-term care patients who require assistance in performing the procedure and transmitting its results.

These various services have established DMG as a respected telemedicine and mobile diagnostic laboratory and have permitted DMG to maintain its market share.

However, the long term health care market increasingly has come to demand a single source for all mobile diagnostic services. DMG has been restricted in its growth by its inability to provide radiological services and has been compelled to refer its radiology work to a local mobile radiology providers with no economic benefit to DMG.

                                                                      CMDG Final
                                                                         Page 21

DMG plans to seek other acquisitions in order to expand into a full service diagnostic program and meet industry demands in New England, New Jersey, Pennsylvania, Ohio and Florida. Services which DMG plans to provide in the future are radiology and ambulatory bone density scanning.

Radiology plays a vital role in patient-care management in long-term health care facilities. X-ray services are used to screen patients for both illness and injury, and include such requisite items as complete skull series, spinal studies, and flat plate abdomen.


Ambulatory bone density scanning provides an important service to the aging nursing home population. There are presently 25 million Americans suffering from this disease, of which 80 % are women over the age of 50. Diagnosis will enable medical staff to identify at-risk patients and offer the prescribed therapeutic regimen.

In order to remain competitive, DMG plans has targeted strategic acquisitions in the near future to provide radiological and ambulatory bone density services to its customer base which will assure a full complement of mobile diagnostic services, and maintain and increase its existing market share. However, there can be no assurance that DMG will be able to raise sufficient capital in order to accomplish its planned acquisition transactions nor that DMG will be able to make acquisitions which are suitable to its planned objectives.

Technology

DMG uses laboratory and other equipment supplied by a number of different equipment manufacturers. The equipment is typically acquired on an operating lease or purchase-finance basis, and DMG believes it will be able to upgrade its fleet of diagnostic machines on an as-needed basis to accommodate new technology as it becomes available.

Competition

As a general matter, mobile diagnostic testing businesses are highly competitive. The restructuring of the nation's healthcare system is leading to a rapid consolidation of the existing fragmented healthcare delivery system into larger and more organized groups and networks of healthcare providers. DMG expects competition to increase as a result of this consolidation and ongoing cost containment pressures, as well as other factors. DMG competes with management services organizations, for-profit and non profit hospitals, HMOs and other competitiors that are seeking to form strategic alliances with long term care facilities, physicians or provide management services to physicians or to diagnostic and therapeutic facilities owned by such physicians. In operating its business, DMG encounters competition from physician groups, general acute care hospitals and freestanding and hospital-based cardiac are facilities located in the same markets.

DMG's cardiac monitoring and testing programs compete with a number of smaller, regional commercial entities as well as hospitals, clinics and physicians who


                                                                      CMDG Final
                                                                         Page 22
generally provide these services as an adjunct to their primary practice. Principal competitive factors are the availability and quality of service. DMG believes that it competes favorably with most of its smaller competitors based on its 24-hour-a-day, 7-day-a-week service, specialized technical staff and sophisticated billing and collection system. Certain of its competitors, including local physicians and hospitals, may have certain competitive advantages over DMG based upon their direct relationships with patients.

Cardiac diagnostic and diagnostic imaging procedures are performed in hospitals, private physicians' offices, clinics operated by group practices of physicians and independent catheterization facilities. Principal competitors in DMG's markets are hospital and physician affiliated facilities, some of which may have greater financial and other resources than DMG and greater name recognition than the local mangers and physicians associated with the DMG's diagnostic facilities and mobile diagnostic operations, or better ties to the local medical community. Successful competition for referrals is a result of many factors, including quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and, increasingly, relationships with managed care programs. Other independent companies (including some which have substantially greater financial and operating resources than DMG) are in the business of establishing facilities in which DMG has or may obtain interests and providing management services to such facilities.


Seasonality

DMG's results of operations may vary significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, DMG's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations.

Suppliers

DMG is not dependent upon any one supplier or group of suppliers.

Patents Or Trademarks

Although DMG relies upon sophisticated equipment, instrumentation and technology, DMG does not own, license or otherwise rely upon any patents or trademarks for the operation of its business. Other than its corporate names, DMG does not own or utilize any trade names in its business.

Low Exposure to Malpractice

                                                                      CMDG Final
                                                                         Page 23

Because DMG does not practice medicine, or perform any invasive procedures, DMG believes it carries a relatively low exposure to malpractice liability. Even so, DMG maintains professional liability insurance for the company and its employees, and does not foresee any difficulty in obtaining insurance in the future.

Governmental Regulation

Many aspects of the health care industry in the United States are presently subject to extensive federal and state governmental regulation. Certain of these laws and regulations are applicable to DMG's business. DMG believes that its operations are in material compliance with all applicable laws.

Federal Kickback Law

Federal law prohibits the offer, solicitation, payment or receipt of any remuneration (direct or indirect, overt or covert, in cash or in kind) which is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or Medicaid. The law also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility or service for which payment may be in whole or in part under those programs. Under this statute, known as the "kickback law," an offense may be punished by criminal prosecution or by excluding any of the parties to the transaction or arrangement from participation in Medicare and Medicaid. The law is very broad and has been interpreted to apply to otherwise legitimate investment interests if one purpose of the offer of an opportunity to invest is to induce referrals from the investors. Regulations implemented under the kickback law provide certain "safe harbors" giving protection for certain categories of relationships. The breadth of the kickback law is such that virtually any financial relationship between a practitioner and a health care provider involving the offering of Medicare and Medicaid services may trigger the application of the law. DMG's business arrangements involves the management of CAT PC's clinical and laboratory business. DMG does not bill Medicare or Medicaid for its own account for the technical services provided at long term care facilities and the hospitals' laboratories and is in compliance with the Federal kickback law.

Federal Stark Laws

Federal law also prohibits physicians from ordering or prescribing certain designated health care services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). Payment for a service provided in violation of these laws, known as the "Stark Laws," may be denied, or money paid may be recouped. The services specified by the Stark Laws include the tests, procedures and other designated services which are managed for CAT PC. DMG believes that its relationship with CAT PC is in compliance with the Stark Laws. There can be no assurance that changes in the law or the interpretation or enforcement of such laws will not have a material effect on DMG.

                                                                      CMDG Final
                                                                         Page 24

Potential National Health Care Reform

Both the Clinton Administration and the Congress have periodically asserted a need to overhaul or reform the nation's health care system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to DMG's services. In particular, there is a possibility that an even greater portion of health care services will be rendered and administered through "managed care" systems, which could have the effect of forcing pricing concessions and reductions on the part of service providers such as DMG. Moreover, health care reform could also entail a greater analysis of each patient's need for diagnostic testing, with the aim of reducing the total volume of testing and the overall cost of medical care. DMG is unable to predict whether, when or to what extent any new laws or regulations may be enacted, or existing laws or regulations may be modified, any of which could have a material adverse effect on DMG's revenues, operating margins and profitability.

Environmental Matters

DMG's existing operations do not entail the handling, storage, use, transport or disposal of any hazardous substances or hazardous materials within the meaning of any environmental laws.

Employees

DMG has thirty-eight full time employees. None of DMG's employees are represented by a labor union, and DMG has never experienced a work stoppage. DMG believes its relationship with its employees is good.

PEOPLEFIRST LLC

The Company founded PF to function as an administrative services organization to provide small to medium sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services.

As a result of the Company's inability to secure funding and as a result of uncertainties in the health care market, the Company determined that it was not in its best interests to convert PF from an administrative services organization ("ASO") to a professional employment organization ("PEO"), which was a necessary step in insuring survival of PF. A PEO actually hires employees who are leased to other companies and is responsible for payroll and collection of payroll from client companies. The Company decided the financial risk of converting to a PEO, which entailed carrying and financing large receivables, was beyond the financial capability of the Company.

                                                                      CMDG Final
                                                                         Page 25

Additionally, the Company decided to change its focus and concentrate on compatible acquisitions in the telemedicine and mobile diagnostics fields. Therefore, on June 29, 2000, the Company discontinued the operations of PF.

INTERNATIONAL FABRICATION AND REPAIR, INC.

The manufacturing division of the Company consisted solely of IFR. For the fiscal year ended June 30, 2000, the manufacturing division accounted for most of the company's revenues on a consolidated basis.

IFR provides machining, welding, specialty design and fabrication for custom applications to clientele from various industries, including wood, lumber and paper, steel mills, stone and asphalt companies, utilities, excavation contractors, reclamation operations, electronic and automobile manufacturers, coal mining applications and bottling facilities and is also an authorized distributor for a variety of component products, including engineering and roller chain, conveyor pulleys and idlers, gear and motor drives, bearings and industrial v-belts.


On March 31, 2000, Lester Gann, president of IFR, exercised his contractual right to reacquire IFR in exchange for all of his shares of the Company's common stock. The Company and Gann concurrently exchanged mutual releases.


FEDERAL SUPPLY INC. AND FEDERAL FABRICATION INC.

Federal was a fabricator and distributor of custom-designed fire sprinkler systems and components for use in both commercial and residential application. Its customer base was located in South Florida. Federal's principal products included pipe, valves, screwed and grooved fittings, sprinkler head and hanger materials. Due to the continuing losses incurred by Federal and adverse market conditions, on June 30, 2000, the Company decided to close down and liquidate Federal in order to curtail its losses. The Company has completed the liquidation of Federal.

Item 2     Description of Properties

On September 1, 1999, CMG entered into a twenty-one month sublease with Galaxis USA, Inc., for the term, September 1, 1999 through June 30, 2001 for 4,500 square feet of office space at 32 Nassau Street, Princeton, New Jersey. The rent is $4,200 per month and is not subject to further increases. James
H. Clingham, Sr. is the vice-chairman of Galaxis USA, Inc. but holds no ownership or proprietary interest in that company, which is privately held by non-U.S. interests.

On March 10, 1999, CAT entered into an amended ten year lease for the term March 10, 1999 through March 31, 2009, for 7,000 square feet of laboratory and office space at 55

                                                                      CMDG Final
                                                                         Page 26

Atlantic Avenue, Lynbrook, New York. The rent is $4,612 per month. The amended lease is subject to regular annual increases in rent. The rent for the final year of the lease will be $7,295 per month.

Item 3     Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal 2000.

                                    PART II

Item 5     Market for Common Equity and Related Stockholder Matters

On August 26, 1994, the Company's common stock began trading on the Over The Counter Bulletin Board ("OTCBB"). On April 4, 1997, simultaneously with a one for four common stock split, the Company's common stock began trading on the OTCBB under the symbol "WSFY." On November 12, 1997, the Company's common stock began trading on the NASDAQ SmallCap Market under the symbol "COVN." On May 7, 1999, the common stock was delisted from the NASDAQ SmallCap Market and resumed trading on the OTCBB. On September 7, 1999, the Company changed its name to American Risk Management Group, Inc. and the common stock began trading on the OTCBB under the symbol "ARMM.". On June 29, 2000, the directors of the Company consented to a one for twenty-five reverse stock split, effective July 13, 2000. ("Reverse Split"). Prior to the July 2000 reverse split there were 6,700,168 shares of the Company's common stock issued and outstanding. Upon the effective date of the July, 2000 reverse split there were 268,007 shares of common stock issued and outstanding. On August 7, 2000, the common stock began trading on the OTCBB under the symbol "CMDI."

Prior to the Reverse Split of the Company's common stock which was effective on July 13, 2000, there were 6,700,168 shares of the Company's common stock issued and outstanding. Of this amount, 5,000,000 shares of common stock, approximately 74.6%, were beneficially owned, directly or indirectly, by Ronald Wilheim, the Company's CEO, and Steven Rosedale, a director. Upon completion of the Reverse Split, there were approximately 268,007 shares of common stock issued and outstanding, allowing for the rounding up of fractional shares, 200,000 shares of which Mr. Wilheim and Mr. Rosedale owned beneficially.

A change in control of the Company has occurred since Ronald Wilheim and Steven Rosedale no longer beneficially own or have investment power over 74.6% of the voting securities of the Company. Through the sale of securities issued in connection with the CLI, CMG and CAT acquisitions and other transactions, the Company has an aggregate of 15,571,369 shares of voting securities issued and outstanding. Of this amount, there are 9,721,369 issued and outstanding shares of common stock, and 5,850,000 issued and outstanding shares of Preferred Stock.

Holders of common stock are entitled to receive dividends if and when declared by the Board of Directors out of legally available funds. The Company has not paid any cash dividends on common stock since its inception. It has been the Company's policy to retain future earnings, if any, to finance the growth of its business and accordingly, the Company does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The following table sets forth the high and low bid prices of the Company's common stock as reported on the OTCBB for fiscal 2000 and fiscal 1999.



                                                                      CMDG Final
                                                                         Page 27


Year ended June 30, 2000                       High Bid        Low Bid

First Quarter                                   96.875         89.063
Second Quarter                                  90.625          7.8125
Third Quarter                                   28.125          9.375
Fourth Quarter                                  19.531         10.938

Year ended June 30, 1999

First Quarter                                    38.00           4.50
Second Quarter                                  100.00           3.00
Third Quarter                                     7.00           2.00
Fourth Quarter                                    5.375          3.125


On September 29, 2000, the closing bid price for the common stock as reported on the OTCBB was $1.35. As of September 29, 2000, the approximate number of record holders of the Company's common stock was 231. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The market price of our common stock has fluctuated and is likely to fluctuate in the future. Factors that may have a significant effect on the market price of our common stock include:

        -   actual or anticipated quarterly variations in our operating results

        - changes in expectations of future financial performance or changes in estimates of securities analysts

        -   announcements of technological innovations

        - announcements relating to strategic relationships and acquisitions - customer relationship developments

        -   perceived changes in our business strategy

        - conditions affecting the internet or healthcare industries, in general

The trading price of our common stock may continue to be volatile. The stock market in general, and the market for technology and internet-related companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations many adversely affect the trading price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to the Company, litigation would be expensive and would divert management's attention from the day to day operation of the Company's business.

                                                                      CMDG Final
                                                                         Page 28

Within the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933, as amended.


Date                               Title                   Amount     Purchaser                            Exemption
                                                             $                                             (Section/Rule)


March 3, 1999              Convertible Promissory Notes   819,000   ProFutures Special Equity Fund, LP    4(2)

March 3, 1999              Promissory Note                 81,000   ProFutures Special Equity Fund, LP     4(2)

July 17, 2000              Common Stock                    12,500   David Mizrachi                        4(2) (services)

July 17, 2000              Common Stock                    12,500   Abe Wagschal                          4(2) (services)

July 17, 2000              Common Stock                     5,000   Andrew Zimmerman                      4(2) (services)

July 17, 2000              Common Stock                     7,500   D.W. Doc Weiner                       4(2) (services)

July 17, 2000              Common Stock                     6,250   Victor Schmeltzer                     4(2) (services)

July 17, 2000              Common Stock                   625,000   Yucatan Holding Co.                   4(2) (services)

July 17, 2000              Common Stock                    62,500   Edward H. Burnbaum                    4(2) (services)

July 17, 2000              Common Stock                    18,750   Harry Levinson                        4(2) (services)

July 17, 2000              Common Stock                    50,000   Market Voice, Inc.                    4(2) (services)

July 17, 2000              Common Stock                   250,000   Novack Bunbaum Crystal LLP            4(2) (services)

July 17, 2000              Common Stock                   750,000   Vargrowth Corp.                       4(2) (services)

July 17, 2000              Common Stock @$.83/share     2,461,053   Various Purchasers                    4(2)

Sept. 11, 2000             Common Stock                   127,500   Market Voice, Inc.                    4(2) (services)

Sept. 11, 2000             Common Stock                   531,250   Redwood Capital Partners Inc.         4(2) (services)

Sept. 19, 2000             Common Stock @$.01/share         1,500   Eurofinance, Inc.                     4(2)

Sept. 20, 2000             Common Stock                   409,875   David Michael LLC                     4(2) (services)



Item 6          Management Discussion and Analysis of Financial Condition

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

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report.

OVERVIEW

Comprehensive Medical Diagnostics Group, Inc. ("Company") was originally incorporated in Florida on August 17, 1992 as American Risk Management Group, Inc. (the name American Risk Management Group, Inc. was changed to Comprehensive Medical Diagnostics Group, Inc. on August 2, 2000). The Company is a publicly traded company that was formed as a holding company for the purpose of acquiring other operating businesses. It has acquired and disposed of several businesses since it was formed. Prior to the exchange of shares and business combination in September 1999 further described below the Company was a holding company whose continuing operations were being conducted by its wholly-owned subsidiary, IFR.
IFR was providing machining, welding, specialty design and fabrication for custom applications to clientele from various industries. IFR was also operating as an authorized distributor for a variety of component products for other manufacturers.

PF was a limited liability company that was formed in the State of Ohio on October 2, 1998 to function as an ASO in order to provide small-to-medium sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. PF commenced its administrative services operations during July 1999.

On September 7, 1999, the Company and PF consummated certain transactions pursuant to a Share Exchange Agreement whereby the Company, which had, effectively, 48,508 shares of common stock outstanding, with a par value of $.001 per share, and 1,000,000 Class A warrants and 1,000,000 Class B warrants outstanding, issued 200,000 shares of common stock in exchange for 100% of the equity interest in PF (the "Exchange").

As a result of the Exchange, PF became a wholly-owned subsidiary of the Company and the former members of PF became the owners of approximately 80%, and the stockholders of the Company prior to the Exchange became the owners of approximately 20%, of the 248,508 shares of common stock of the Company outstanding upon the consummation of the Exchange. Therefore, the Exchange was treated for accounting purposes as a "purchase business combination" effective as of September 1, 1999 in which the Company was the legal acquirer and PF was the accounting acquirer.

The accompanying consolidated statement of operations reflects the results of the continuing and discontinued operations of PF from July 1, 1999 and the results of the continuing and discontinued operations of the Company from September 1, 1999, the date of acquisition, through June 30, 2000. Since July 1, 1999 was the effective date of the commencement of PF's operations, financial statements for periods prior to July 1, 1999 have not been presented.

Plan of Operations

On April 1, 2000, the Company discontinued its manufacturing operations by selling IFR back to its former owner Lester Gann, who had the contractual right to reacquire IFR, and, on June 29, 2000, the Company initiated a plan to discontinue and liquidate PF effectively June
30, 2000. Accordingly, the Company had no revenues or expenses from continuing operations for the year ended June 30, 2000 other than the $580,814 of general and administrative expenses related to its continuing corporate activities. General and administrative expenses were comprised mainly of professional, consulting and other fees paid, of which $481,279 arose through the issuance of common stock, a non-cash charge.

In connection with the exchange, the Company allocated $1,399,075 of the total cost of the acquisition to deferred debt financing costs as the fair value of beneficial conversion rights. This amount was amortized as interest expense during the year ended June 30, 2000.

The revenues and the loss from discontinued operations for the year ended June 30, 2000 was comprised as follows:


                                                           PeopleFirst        IFR              Total
                                                           -----------     -----------      -----------

            Revenues                                       $   585,878     $ 2,796,866      $ 3,382,744
                                                           ===========     ===========      ===========

            Income (loss) from operations                  $    51,179     $  (597,724)     $  (546,545)

            Loss on disposal                                        --      (7,152,839)      (7,152,839)
                                                           -----------     -----------      -----------
            Income (loss) from discontinued operations     $    51,179     $(7,750,563)     $(7,699,384)
                                                           ===========     ===========      ===========


As a result of the above, the Company incurred a net loss of $8,196,294 for the year ended June 30, 2000, of which $6,612,383 were from discontinued operations. This loss equates to $33.15 per share of which $26.74 per share relates to discontinued operations. The loss per share has been computed on a weighted average number of common shares of 247,279. The loss per share and weighted average number of common shares outstanding has been restated for the 1-for-25 reverse stock split affected July 13, 2000.

Liquidity and Capital Resources

At June 30, 2000, the Company had a working capital deficiency of approximately $476,000. In addition, the Company was in default on its 8% notes payable. On July 14, 2000, the Company renegotiated and reformed these notes whereby the reformed 8% Note in the amount of $930,000 included the original principal balance, as well as accrued and unpaid interest. The interest on the reformed 8% Note is payable quarterly commencing September 30, 2000 with the entire note becoming due on July 20, 2003. In addition, the conversion terms of the reformed 8% note has been modified in order to reduce the purchase price of the Company's common stock upon conversion and to limit, upon conversion, the holders beneficial ownership in the Company to no more than 4.99% of the outstanding shares of common stock.

Private Placement

On July 17, 2000, the Company entered into subscription agreements with fifteen accredited investors under a private placement, which is exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Company has agreed to sell to these accredited investors 5,000,000 shares of its common stock at a per share price of $.83 for an aggregate purchase price of $4,150,000. As of September 29, 2000, the Company has received or accounted for $2,461,053 of these subscriptions.

Acquisition of Health and Wellness Management Company

On July 25, 2000, the Company consummated an agreement whereby it acquired 100% of the equity interest in CMG in exchange for 3,000,000 shares of Preferred Stock. The aforementioned agreement was intended to qualify as a tax-free reorganization as defined in the Internal Revenue Code of 1986, as amended. As a result of the reorganization, CMG became a wholly-owned subsidiary of the Company. In conjunction with this acquisition, the Company also issued 738,554 shares of unregistered common stock to entities, which had made working capital loans to CMG aggregating approximately $613,000. These shares were used to satisfy CMG's obligations in full under its working capital loans.

CMG provides health and wellness management services for employee assistance programs, corporate human resource programs and labor unions; designed and operates a Kiosk-based point of purchase medical marketing program called "The Wellness Shop"; and, designed an operating website called "Leaseonlife.com" which provides interactive health and wellness analysis, treatment content and management tools.

Other Acquisitions

Cardiovascular Laboratories, L.L.C.:

On July 24, 2000, the Company formed CLH, a wholly-owned subsidiary, for the purpose of acquiring certain assets and assuming certain liabilities of CLI. On May 31, 2000, CLI acquired certain assets and assumed certain liabilities of CLP in a transaction which closed in escrow pending the assignment and assumption by CLH of certain CLI obligations. CLH provides noninvasive cardiovascular testing services in hospitals and through independent diagnostic testing facilities. The Company determined to proceed with the CLI acquisition in order to gain entry into the field of medical diagnostics and testing. CLH's business focuses on high end testing services through cardio and vascular laboratories in nine independent hospitals and through independent diagnostic testing facilities located in New York, New Jersey and Pennsylvania.

As consideration for the acquisition of CLI, CLH assumed CLI's obligations under a seller note to CLP (the "Seller Note") requiring it to pay $684,000 over a three year period plus the assumption of certain other operating liabilities. The Seller Note is subject to adjustment in the event revenues are not maintained, and in the event that CLP's closing date accounts payable exceed CLP's accounts receivable actually collected in the future. In conjunction with this acquisition, the Company also issued 104,819 shares of common stock to entities which had made working capital loans to CLP aggregating approximately $87,000. These shares were used to satisfy in full the obligations under these loans.

CAT-ECG, LLC and CAT-ECG PC

On August 2, 2000, the Company formed DMG, a wholly-owned subsidiary, for the purpose of managing the Company's mobile diagnostic business, acquiring certain assets and assuming certain liabilities of CAT and to manage the operations of medical diagnostic cardiological and neurological testing services and telemedicine pursuant to a management service agreement. CAT currently manages services rendered to forty facilities and hospitals and over three hundred medical offices. The Company determined to proceed with the acquisition in order to expand its entry into the field of medical diagnostics and testing, and telemedicine.

As consideration for the acquisition of CAT, DMG assumed certain operating liabilities of CAT, issued 2,500,000 shares of the Company's Preferred Stock and paid $1,100,000 in cash.

The Company anticipates that its working capital, as a result of the subsequent private placement, together with anticipated cash flow from the recently acquired companies, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plan changes (due to unanticipated expenses or difficulties of integrating these acquisitions), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, or at all, on commercially reasonable terms. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity. The Company believes that it will be able to obtain financing, if needed, although there can be no assurances of such.

During the year ended June 30, 2000, the Company completed its Year 2000 assessment. The costs of such assessment were not significant. In addition, it experienced no problems in the operations of its business as a result of Year 2000 effect on its computer systems, or those of its customers or vendors.

                                      * * *



                                                                      CMDG Final
                                                                         Page 29

                                    PART III

Item 7     Financial Statements


                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                 (formerly American Risk Management Group, Inc.)
                                AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED BALANCE SHEET
   JUNE 30, 2000                                                         F-3

CONSOLIDATED STATEMENT OF OPERATIONS
   YEAR ENDED JUNE 30, 2000                                              F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   YEAR ENDED JUNE 30, 2000                                              F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
   YEAR ENDED JUNE 30, 2000                                              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7/19




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Comprehensive Medical Diagnostics Group, Inc.


We have audited the accompanying consolidated balance sheet of COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. (formerly American Risk Management Group, Inc.) AND SUBSIDIARIES as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries as of June 30, 2000, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                      J.H. Cohn LLP

Roseland, New Jersey
September 20, 2000

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000




                                     ASSETS

Current assets:
   Cash                                                                         $    10,017
   Net assets of discontinued operations                                             43,477
                                                                                -----------

         Total                                                                  $    53,494
                                                                                ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities - accrued expenses and other current liabilities            $   529,403

8% convertible notes payable                                                        930,000
                                                                                -----------
         Total liabilities                                                        1,459,403
                                                                                -----------

Minority interest                                                                        --
                                                                                -----------

Contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share; 5,000,000 shares authorized;
      none issued                                                                        --
   Common stock, par value $.001 per share; 50,000,000 shares authorized;
      263,493 shares issued *                                                           263
   Additional paid-in capital                                                     6,855,063
   Accumulated deficit                                                           (8,196,294)
   Less treasury stock - 3,325 shares of common stock, at cost *                    (64,941)
                                                                                -----------
         Total stockholders' deficiency                                          (1,405,909)
                                                                                -----------

         Total                                                                  $    53,494
                                                                                ===========









* As adjusted for the 1-for-25 reverse stock split affected July 13, 2000.

See Notes to Consolidated Financial Statements.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEAR ENDED JUNE 30, 2000



Revenues                                                                     $        --
General and administrative expenses                                              580,814
                                                                             -----------

Operating loss                                                                  (580,814)

Interest expense, including amortization of beneficial conversion rights       1,399,075
                                                                             -----------

Loss from continuing operations before minority interest                      (1,979,889)

Loss from continuing operations applicable to minority interest                  395,978
                                                                             -----------

Loss from continuing operations                                               (1,583,911)
                                                                             -----------

Discontinued operations:
   Loss from operations                                                         (546,545)
   Loss on disposal                                                           (7,152,839)
                                                                             -----------

Loss from discontinued operations before minority interest                    (7,699,384)
Loss from discontinued operations applicable to minority interest              1,087,001
                                                                             -----------

Loss from discontinued operations                                             (6,612,383)
                                                                             -----------

Net loss                                                                     $(8,196,294)
                                                                             ===========


Basic net loss per common share *:
   Loss from continuing operations                                           $     (6.41)
   Loss from discontinued operations                                              (26.74)
                                                                             -----------

Net loss                                                                     $    (33.15)
                                                                             ===========


Basic weighted average common shares outstanding *                               247,249
                                                                             ===========





* As restated for the 1-for-25 reverse stock split affected July 13, 2000.


See Notes to Consolidated Financial Statements.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                            YEAR ENDED JUNE 30, 2000




                                                             Preferred Stock               Common Stock            Additional
                                             Members'    -------------------------   --------------------------      Paid-in
                                              Equity       Shares        Amount         Shares        Amount         Capital
                                          -----------    -----------   -----------   -----------    -----------    -----------

Balance, July 1, 1999                     $       100

Common stock issued in connection with:
     Reverse acquisition                         (100)                                 6,212,708    $     6,213    $ 6,367,834

     Compensation of employees
         and payments for other
         services                                                                        143,750            143        190,169

     Settlement of claims                                                                230,867            231        290,736

Common stock received as con-
     sideration for sale of business

Effect of 1-for-25 reverse stock
     split affected July 13, 2000                                                     (6,323,832)        (6,324)         6,324

Net loss
                                          -----------    -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2000                    $        --    $        --   $        --       263,493    $       263    $ 6,855,063
                                          ===========    ===========   ===========   ===========    ===========    ===========



                                                               Treasury Stock
                                          Accumulated    --------------------------
                                            Deficit        Shares          Amount        Total
                                          -----------    -----------    -----------    -----------
Balance, July 1, 1999                                                                  $       100

Common stock issued in connection with:
     Reverse acquisition                                                                 6,373,947

     Compensation of employees
         and payments for other
         services                                                                          190,312

     Settlement of claims                                                                  290,967

Common stock received as con-
     sideration for sale of business                         (83,125)   $   (64,941)       (64,941)

Effect of 1-for-25 reverse stock
     split affected July 13, 2000                             79,800             --

Net loss                                  $(8,196,294)                                  (8,196,294)
                                          -----------    -----------    -----------    -----------

Balance, June 30, 2000                    $(8,196,294)         3,325    $   (64,941)   $(1,405,909)
                                          ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 2000


Operating activities:
   Net loss                                                                 $(8,196,294)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Compensation, other services and claims paid through
         issuance of common stock                                               481,279
      Amortization of debt issuance costs                                     1,399,075
      Loss from continuing operations attributable to minority interest        (395,978)
      Net adjustments attributable to loss from discontinued operations       6,590,919
      Changes in operating assets and liabilities - accrued expenses
        and other current liabilities                                           130,916
                                                                            -----------

            Net cash provided by operating activities                             9,917

Financing activities - capital contribution                                         100
                                                                            -----------

Increase in cash                                                                 10,017

Cash, beginning of year                                                              --
                                                                            -----------

Cash, end of year                                                           $    10,017
                                                                            ===========










See Notes to Consolidated Financial Statements.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1- Reverse acquisition and business activities:
          Reverse acquisition:
            Comprehensive Medical Diagnostics Group, Inc. ("Medical Diagnostics") was originally incorporated in Florida on August 17, 1992 as American Risk Management Group, Inc. (the name American Risk Management Group, Inc. was changed to Comprehensive Medical Diagnostics Group, Inc. on July 18, 2000). Medical Diagnostics is a publicly traded company that was formed as a holding company for the purpose of acquiring other operating businesses. It has acquired and disposed of several businesses since it was formed. Prior to the exchange of shares and business combination in September 1999 further described below, Medical Diagnostics was a holding company whose continuing operations were being conducted by its wholly-owned subsidiary, Industrial Fabrication & Repair, Inc. ("IFR"). IFR was providing machining, welding, specialty design and fabrication for custom applications to clientele from various industries. IFR was also operating as an authorized distributor for a variety of component products for other manufacturers.

            PeopleFirst Staffing LLC ("PeopleFirst") was a limited liability company that was formed in the State of Ohio on October 2, 1998 to function as an administrative services organization in order to provide small-to-medium sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. PeopleFirst commenced its administrative services operations during July 1999.

            On September 7, 1999, Medical Diagnostics and PeopleFirst consummated certain transactions pursuant to a Share Exchange Agreement whereby Medical Diagnostics, which had, effectively, 48,508 shares of common stock outstanding, with a par value of $.001 per share, and 1,000,000 Class A warrants and 1,000,000 Class B warrants outstanding (see Note 9), issued 200,000 shares of common stock in exchange for 100% of the equity interest in PeopleFirst (the "Exchange"). The numbers of shares and prices per share in these notes and, where appropriate, in the accompanying consolidated financial statements, have been retroactively restated for the effects of a 1-for-25 reverse stock split affected on July 13, 2000 (see Note 11).

            As a result of the Exchange, PeopleFirst became a wholly-owned subsidiary of Medical Diagnostics and the former members of PeopleFirst became the owners of approximately 80%, and the stockholders of Medical Diagnostics prior to the Exchange became the owners of approximately 20%, of the 248,508 shares of common stock of Medical Diagnostics outstanding upon the consummation of the Exchange. Therefore, the Exchange was treated for accounting purposes as a "purchase business combination" and a "reverse acquisition" effective as of September 1, 1999 in which Medical Diagnostics was the legal acquirer and PeopleFirst was the accounting acquirer.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1- Reverse acquisition and business activities (concluded):
          Reverse acquisition (concluded):
            Accordingly, the assets and liabilities of the accounting acquirer, PeopleFirst, continued to be accounted for at their historical carrying values as of September 1, 1999. As further explained in
            Note 3 herein, the fair value of the 48,508 shares deemed to have been issued to the stockholders of Medical Diagnostics prior to the Exchange was included in the total cost of the acquisition of Medical Diagnostics, the acquired company, and the total cost was then allocated to the fair values of the assets and liabilities of Medical Diagnostics deemed to have been acquired or assumed and the excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The accompanying consolidated statement of operations reflects the results of the continuing and discontinued operations of PeopleFirst from July 1, 1999 and the results of the continuing and discontinued operations of Medical Diagnostics from September 1, 1999, the date of acquisition, through June 30, 2000. Since July 1, 1999 was the effective date of the commencement of PeopleFirst's operations, financial statements for periods prior to July 1, 1999 have not been presented.

            As used herein, the "Company" refers to Medical Diagnostics and its subsidiaries.

          Business:
            On April 1, 2000, the Company discontinued its manufacturing operations by selling IFR back to its former owner and, on June 29, 2000, the Company initiated a plan to discontinue and liquidate PeopleFirst effectively June 30, 2000 (see Note 4). Accordingly, the Company had no revenues or expenses from continuing operations for the year ended June 30, 2000 other than the general and administrative expenses related to its continuing corporate activities.

            As further explained in Note 10, as a result of the acquisitions that were agreed to in July and August 2000, the Company will concentrate on becoming a provider of medical treatment, diagnostic testing and ancillary services to the long-term health care business sector and the medical community at large.

Note 2 - Summary of significant accounting policies:
           Principles of consolidation:
            The accompanying consolidated financial statements include the accounts of Medical Diagnostics and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Use of estimates:
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
          Cash equivalents:
            Cash equivalents include all highly liquid debt investments with a maturity of three months or less when acquired.

          Revenue recognition:
            Revenues from discontinued operations were generally recognized at the time products were shipped or services were provided.

          Property and equipment:
            Property and equipment used in discontinued operations were carried at cost and depreciated using the straight-line method over estimated useful lives that ranged from five to 15 years.

          Goodwill:
            Goodwill, which was comprised of costs in excess of net assets of discontinued acquired businesses, was being amortized on a straight-line basis over an estimated useful life of the related assets of 20 years.

          Impairment of long-lived assets:
            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

          Deferred debt financing costs:
            Deferred debt financing costs, which were comprised primarily of the value of beneficial conversion rights which arose as a result of the exchange of convertible notes for outstanding shares of preferred stock in 1999 (see Note 5), were amortized to interest expense over the original term of the convertible notes using a constant effective yield method.

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

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):
           Earnings (loss) per share:
            The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that: (i) the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the assumed exercise of stock options and warrants and the conversion of notes or preferred shares had been issued during the period and (ii) the numerator is adjusted to eliminate interest on convertible notes and convertible preferred dividend requirements.

            Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2000 and, accordingly, the effects of the assumed conversion of all of the Company's outstanding convertible notes, and the assumed exercise of all of the Company's outstanding warrants and the application of the treasury stock method, would have been anti-dilutive.

          Stock options:
            In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

          Recent accounting pronouncements:
            The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the year ended June 30, 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's consolidated financial statements at the time they become effective.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Purchase business combinations:
          The Company acquired its approximate 80% interest in Medical Diagnostics through the Exchange described in Note 1 herein that has been accounted for as a purchase business combination and a reverse acquisition in which PeopleFirst was the accounting acquirer and Medical Diagnostics was the legal acquirer. Accordingly, the accompanying historical consolidated financial statements include the results of operations of Medical Diagnostics and its subsidiaries from September 1, 1999, the effective date of the acquisition, through June 30, 2000 (see Note 4). The cost of the acquisition of Medical Diagnostics aggregated $6,373,947 and was comprised as follows:

            Deemed issuance of 48,508 shares of common stock with
               an estimated fair value of $93.75 per share based on the
               market value of Medical Diagnostics' shares at the date
               of the Exchange                                                    $4,547,655

            Fair value of shares issued to consultants by Medial Diagnostics
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
                                                                                  ==========

          Pursuant to the purchase method of accounting, the initial cost of acquiring Medical Diagnostics and its subsidiaries was allocated to the identifiable tangible and intangible assets acquired, including $1,399,075 allocated to beneficial conversion rights (see Note 5), and liabilities assumed on the basis of their fair values. The excess of the cost over the fair value of the net assets acquired of $7,043,322 was allocated to goodwill and was being amortized initially over 20 years. The remaining balance was written off in connection with the Company's adoption of its plan to discontinue and liquidate PeopleFirst.

          In addition, the Company initially allocated $1,482,979 to the 20% minority interest in Medical Diagnostics. Losses applicable to the minority interest during the period from September 1, 2000 to June 30, 2000 totaled approximately $1,936,000. Since the amount allocable exceeded the amount of minority interest initially recorded, the Company reflected losses applicable to the minority interest of only $1,482,979 in the accompanying consolidated statement of operations (of which $395,978 was applicable to continuing operations and $1,087,001 was applicable to discontinued operations). The remaining balance of the losses applicable to the minority interest of approximately $453,000 was absorbed by the Company in accordance with generally accepted accounting principles.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Purchase business combinations (concluded):
          Unaudited pro forma information showing the Company's results of operations for the year ended June 30, 2000 assuming the acquisition of PeopleFirst had been consummated at the beginning of the year has not been presented since such assumption would have no effect on the results of the Company's continuing operations.


Note 4 - Discontinued operations:
          On April 1, 2000, the Company discontinued its manufacturing operations by agreeing to sell IFR back to its previous owner in exchange for 3,325 shares of the Company's common stock with a fair value of approximately $64,941 (or $19.53 per share). The shares reacquired have been reflected as treasury stock in the accompanying consolidated balance sheet. On June 29, 2000, the Board of Directors and a majority of the stockholders of the Company approved the adoption of a plan to effectively (i) discontinue the administrative services operations of PeopleFirst through the return of the right to operate its business to its previous owners in exchange for their agreement to relieve the Company of all obligations arising from such operations and (ii) liquidate the remaining assets and liabilities of PeopleFirst. Accordingly, the results of the Company's manufacturing and administrative services operations have been retroactively reclassified and comprise the loss from discontinued operations in the accompanying consolidated statement of operations.

          The revenues and the loss from discontinued operations for the year ended June 30, 2000 was comprised as follows:


                                                             PEOPLEFIRST         IFR             TOTAL
                                                             -----------     -----------      -----------

              Revenues                                       $   585,878     $ 2,796,866      $ 3,382,744
                                                             ===========     ===========      ===========

              Income (loss) from operations                  $    51,179     $  (597,724)     $  (546,545)

              Loss on disposal                                        --      (7,152,839)      (7,152,839)
                                                             -----------     -----------      -----------

              Income (loss) from discontinued operations     $    51,179     $(7,750,563)     $(7,699,384)
                                                             ===========     ===========      ===========

          The net assets of discontinued operations reflected in the accompanying consolidated balance sheet as of June 30, 2000 were comprised as follows:

              Current assets - accounts receivable                                               $448,788
              Current liabilities:
                Liabilities to acquirers of PeopleFirst                         $353,723
                Accrued expenses                                                  51,588          405,311
                                                                                --------         --------

              Net assets of discontinued operations                                              $ 43,477
                                                                                                 ========


                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - 8% convertible and nonconvertible notes payable:
          As of June 30, 2000, the Company had outstanding 8% convertible notes and 8% nonconvertible notes payable (collectively, the "8% Notes") with an aggregate principal balance of $900,000, of which $819,000 and $81,000 was attributable to the convertible and nonconvertible notes, respectively. As of June 30, 2000, the Company had not made certain payments when due and the 8% Notes were in default and due on demand. As further explained in Note 11, the Company and the noteholders entered into an agreement on July 14, 2000 which, among other things, effectively revised certain terms of the loan agreements related to the 8% Notes. Pursuant to the terms of the agreement, $30,000 of accrued interest on the 8% Notes was added to the principal balance of the 8% nonconvertible notes, thereby increasing the aggregate principal balance of the 8% Notes to $930,000. In addition, interest on the 8% Notes will be payable in quarterly installments commencing September 30, 2000 and the entire principal balance will be payable on July 20, 2003. In accordance with generally accepted accounting principles, the carrying value of the 8% Notes was retroactively increased to $930,000 and shown as a noncurrent liability in the accompanying consolidated balance sheet as of June 30, 2000.

          Convertible notes in the principal amount of $273,000 and $546,000 were convertible into shares of common stock at $22.75 per share and $34.00 per share, respectively, and, accordingly, a total of 28,059 shares of common stock were reserved for possible future issuance upon conversion as of June 30, 2000.

          The 8% Notes were issued by Medical Diagnostics on March 10, 1999, which was prior to its acquisition by PeopleFirst, as part of the consideration for the redemption of shares of preferred stock. The fair value of Medical Diagnostics' common stock on that date was $131.25 per share which exceeded the conversion prices for the convertible notes of $22.75 and $34.00 per share. Pursuant to interpretations issued by the staff of the Securities and Exchange Commission, such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, Medical Diagnostics initially recorded beneficial conversion rights in connection with the issuance of the convertible notes with a fair value of approximately $2,864,000, which equaled the excess of (i) the aggregate proceeds the noteholders would have received of approximately $3,683,000 if they had converted the notes into 28,059 shares of common stock and sold the shares at the fair market value of $131.25 per share on March 10, 1999 and (ii) the aggregate exercise price of approximately $819,000 for 12,000 shares that are exercisable at $22.75 per share and 16,059 shares that are exercisable at $34.00 per share.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - 8% convertible and nonconvertible notes payable (concluded):
          In connection with its acquisition of Medical Diagnostics (see Note
          3), the Company allocated $1,399,075 of the total cost of the acquisition to deferred debt financing costs as the fair value of beneficial conversion rights and recorded the 8% Notes at the principal amount of $900,000, which were equal to Medical Diagnostics' historical net carrying values for the beneficial conversion rights and the 8% Notes as of September 1, 1999, the effective date of the Exchange. The amount allocated to beneficial conversion rights was fully amortized during the year ended June 30, 2000.


Note 6 - Contingencies:
          Litigation:
            In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company in subsequent years.

          Concentrations of credit risk:
            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances. The Company maintains its cash in deposit accounts with banks and other financial institutions. At times, cash balances may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.


Note 7 - Income taxes:
          As of June 30, 2000, the Company had net operating loss carryforwards of approximately $26,000,000, of which approximately $17,800,000 arose primarily from the operations of Medical Diagnostics prior to the Exchange. These net operating loss carryforwards are available to reduce future Federal taxable income and will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $10,400,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

          The Company had also offset the potential benefits of approximately $7,000,000 from net operating loss carryforwards by an equivalent valuation allowance as of September 1, 1999, the effective date of the Exchange. As a result of the increases in the valuation allowance of $3,400,000 during the period from September 1, 1999 to June 30, 2000, no credit for income taxes are included in the accompanying consolidated statement of operations for the year ended June 30, 2000.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Fair value of financial instruments:
          The Company's material financial instruments at June 30, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable and accrued expenses attributable to the Company's discontinued operations and the 8% Notes. In the opinion of management, (i) cash, accounts receivable and accrued expenses were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) the 8% Notes payables were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.


Note 9 - Stockholders' equity:
          Authorized shares:
            As of June 30, 2000, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share and 50,000,000 shares of common stock with a par value of $.001 per share. The numbers of authorized shares of preferred and common stock were further increased in August 2000 (see Note 11).

            No shares of preferred stock had been issued as of June 30, 2000. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences (see Note 10).

          Issuances of common shares:
            During the year ended June 30, 2000, the Company recorded charges to expense for issuances of 5,750 shares of common stock with a fair market value of $190,312 for compensation of employees and other services and 9,325 shares of common stock with a fair market value of $290,967 for the settlement of various claims made by vendors and other parties. The issuances of common stock to pay for services and the settlement of claims were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statement of cash flows.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Stockholders' equity (concluded):
          Stock options:
            On July 30, 1999, the Company adopted an Employee Stock Option Plan (the "1999 Plan") which provides for grants of incentive stock options ("ISOs"), nonqualified stock options ("NSOs") and reload options to the Company's employees, directors, consultants and advisors for the purchase of up to 1,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the Plan may not be less than the fair market value of a share of the Company's common stock on the date of grant, provided that the exercise price of any ISO granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of grant. The option price per share for NSOs granted under the Plan may not be less than the par value of the Company's common stock. Options will vest and be exercisable over periods determined by the Board of Directors provided that no option may be exercisable more than ten years from the date of grant. The 1999 Plan will terminate on July 30, 2009. As of June 30, 2000, no options had been granted under the 1999 Plan.

            As of June 30, 1999, there were options to purchase 1,038 shares of common stock outstanding that had been granted pursuant to Medical Diagnostics' 1997 stock option plan. All of those options were canceled prior to the date of the Exchange.

          Warrants:
            As of June 30, 2000, the Company had 1,000,000 Class A warrants and 1,000,000 Class B warrants outstanding. Each Class A and each Class B warrant will enable the holder to purchase one share of common stock at $37.50 and $43.75 per share, respectively, at any time through March 10, 2002. No warrants were exercised during the year ended June 30, 2000 and, accordingly, 80,000 shares of common stock were reserved for issuance upon exercise of the warrants as of June 30, 2000.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Subsequent acquisitions:
          Acquisition of medical management operations:
            On July 25, 2000, the Company acquired a 100% equity interest in Comprehensive Medical Group, Ltd. ("CMG") in exchange for 3,000,000 shares of preferred stock. CMG provides health and wellness management services for employee assisted programs, human resource operations and labor unions; operates a Kiosk-based point of purchase medical marketing program and operates "Leaseonlife.com," a website that provides users with interactive health and wellness analysis, treatment content and management tools. The acquisition will be accounted for as a purchase. The preferred stock was designated by the Board of Directors as Series A convertible preferred stock ("Series A Stock"). Each share of Series A Stock is convertible into one share of the Company's common stock at any time. The holders of Series A Stock are entitled to cast the number of votes equal to the number of shares of common stock into which a share of Series A Stock is convertible on each matter submitted to the Company's stockholders for voting and have other rights, preferences and limitations similar to those of the holders of common stock.

            The Company also issued to its president and chairman of the Board of Directors 100,000 shares of its Series A Stock in connection with his agreement to become the president of the Company. The president of the Company was CMG's chief executive officer prior to the acquisition.

          Acquisition of cardiovascular testing operations:
            On July 27, 2000, Cardiovascular Laboratories Holding, Inc. ("CLH"), a newly-formed, wholly-owned subsidiary of the Company, agreed to acquire the business of Cardiovascular Laboratories L.L.C. ("CLI"). CLI provided noninvasive cardiovascular testing services through hospitals and independent diagnostic testing facilities. CLI had acquired its business operations from Cardiovascular Laboratories, Inc. of PA ("CLP") on May 31, 2000. The Company acquired CLI by assuming certain liabilities of the seller, including the seller's obligation to pay $684,000 to CLP over a three year period. The amount payable is subject to adjustment based primarily on the revenues generated by the acquired operations over a specified period. The acquisition of CLI is subject to the assignment and assumption of certain CLH equipment leases and financing contracts by CLI and will be accounted for by the Company as a purchase.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Subsequent acquisitions (concluded):
           Acquisition of medical testing management operations:
            On August 2, 2000, Diagnostic Management Holding Group, Inc. ("DMG"), a newly-formed, wholly-owned subsidiary of the Company, acquired the business of CAT-ECG, LLC ("CAT"), a New York limited liability company that manages the operations of medical diagnostic, cardiological and neurological testing services of a professional corporation pursuant to a management services agreement. CAT manages services rendered to 40 facilities and over 300 medical offices from its Lynbrook, New York clinic and laboratory. DMG was formed by the Company to acquire the assets of CAT and manage the Company's mobile diagnostic business. The Company acquired CAT by assuming certain of its liabilities and by paying a total of $1,100,000 in cash and issuing a total of 2,500,000 shares of Series A Stock to CAT's members. The acquisition of CAT will be accounted for by the Company as a purchase.


Note 11- Other subsequent events:
           Reverse stock split:
            On June 29, 2000, the Board of Directors and a majority of the Company's stockholders approved a 1-for-25 reverse split of the Company's common stock that became effective on July 13, 2000. The numbers of shares and prices per share in these notes and, where appropriate, in the accompanying consolidated financial statements, have been retroactively restated for the effects of a 1-for-25 reverse stock split.

          Change in authorized shares:
            On August 2, 2000, the Board of Directors and a majority of the Company's stockholders approved an amendment to the Company's Articles of Incorporation whereby the number of shares of preferred stock authorized for issuance increased from 5,000,000 to 30,000,000 shares.

          Revisions of terms of 8% Notes:
            On July 14, 2000, the Company and the holders of the 8% Notes entered into an agreement which, among other things, effectively revised certain terms of the loan agreements related to the 8% Notes and resulted in the addition of $30,000 of accrued interest to the principal balance of the 8% nonconvertible notes and the extension of the due date for the payment of the entire principal balance of the 8% Notes to September 30, 2003 (see Note 5). In addition, the terms related to the conversion of the 8% convertible notes were modified whereby the noteholders are limited as to the amount of principal that can be converted into common stock. A noteholder cannot convert any amount of principal that would result in the noteholder becoming a beneficial owner of more than 4.99% of the outstanding shares of common stock of the Company.

                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11- Other subsequent events (concluded):
           Private placement:
            On July 17, 2000, the Company received subscriptions from accredited investors for the purchase of a total of 5,000,000 shares of common stock at an aggregate purchase price of $4,150,000, or $.83 per share, through a private placement intended to be exempt from registration under Regulation D of the Securities Act of 1933. As of September 20, 2000, subscribers for the purchase of a total of 843,373 shares of common stock had agreed to pay for those shares through the cancellation of outstanding loans to CMG and CLI totaling $700,000. In addition, the Company had received cash payments totaling $1,761,053 for the purchase of a total of 2,121,750 shares, and cash payments totaling $1,906,717 for the subscriptions for the purchase of the remaining 2,034,877 shares were still receivable.




                                      * * *


Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (A) of the Exchange Act


On July 17, 2000, Steven Rosedale resigned as Director and Chairman of the Board of Directors of the Company and Simon Groner resigned as Director and Secretary of the Company. On July 17, 2000, the remaining Director of the Company and its CEO, Ronald Wilheim, consented to accept each of these resignations and appointed James H. Clingham, Sr. as Director and Chairman of the Board of Directors, and Jay Gottlieb, William O'Connor and David Stefansky as Directors. On July 18, 2000, the Board of Directors unanimously consented to appoint James H. Clingham, Sr. as president of the Company. Ronald Wilheim remains the Company's CEO. Christine M. Fares-Walley was appointed vice president in charge of mobile diagnostics testing and telemedicine, and Brian T. Nugent was appointed as chief information officer and comptroller.

The following table sets forth, as of September 30, 2000, the names, ages and positions held with respect to each director and executive officer of the Company.



Name                       Age    Position                                Since
----                       ---    --------                                -----
James H. Clingham, Sr      58     Director, President                     July, 2000
Ronald Wilheim             31     CEO, Director, Ass't Secretary          September, 1999
Jay Gottlieb               47     Director                                July, 2000
William M. O'Connor        45     Director, Secretary                     July, 2000
David Stefansky            28     Director                                July, 2000
Christine M. Fares-Walley  34     Vice President                          July, 2000
Brian T. Nugent            37     Chief Information Officer,              July, 2000
                                  Comptroller


                                                                      CMDG Final
                                                                         Page 30

JAMES H. CLINGHAM, SR., is an attorney and president and chairman of the board of directors of the Company and its division CMG and subsidiary DMG. Mr. Clingham is presently vice chairman of Galaxis USA, Ltd., a German company involved in worldwide research and formerly served as president of Galaxis USA. He also chairs a management-consulting firm with offices in Princeton, New Jersey and Orlando, Florida. Mr. Clingham is of counsel to the Princeton, New Jersey law firm Stark and Stark. Until December 1995, Mr. Clingham was vice president of corporate affairs at David Sarnoff Research Center (now Sarnoff Corp.), in Princeton, New Jersey. Prior to that, he was corporate counsel and a manager with RCA, and after RCA was acquired by General Electric, for over 10 years. Additionally, he has practice law in the public and private sectors in Washington, D.C., New York, and Rhode Island.

RONALD WILHEIM, CEO, was elected as director in August 1999. Mr. Wilheim has been corporate counsel of CommuniCare Health Services, a health care management firm, since August 1995. Prior to that time, Mr. Wilheim graduated from Benjamin Cardozo School of Law in New York.

JAY L. GOTTLIEB, director, serves as senior manager of the research and development in coal futures development on the New York Mercantile Exchange, and served as associate director at the Chicago-based Mid-America Institute (for public policy analysis). In 1988 and 1989, he served as business planning director of the Atlanta-based Grain Services, Inc. Prior to that he was the general/risk manager to the Erkes Trading Group, overseeing and managing the group's traders in options on the Chicago Board of Trade. From 1981 through 1988, Mr. Gottlieb served as advisory economist to the Chicago Board of Trade. From 1979 through 1981, Mr. Gottlieb worked for Resource Planning Associates, consulting on energy and environmental issues, and prior to that he served as an ecologist for the Washington State Game Department.


WILLIAM M. O'CONNOR, director, is an attorney and shareholder of the law firm Buchanan Ingersoll. He is a member of the firm's Financial Institutions Group, which is based in New York. Mr. O'Connor also heads a creditors' rights department that represent leading financial institutions. Mr. O'Connor was formerly the managing partner of the New York office of a major Rochester firm. Mr. O'Connor was a past editor-in-chief for the Westchester Bar Journal. He is a member of the Creditor's Rights Committee of the New York Bar Association's Commercial and Federal Litigation Section, and of the Professional Ethics Committee of the Westchester Bar Association. He is an elected council member for the town of Pelham, New York.

DAVID STEFANSKY, director, is a managing director of the private equity group at Robb Peck McCooey Institutional Services, a division of Robb Peck McCooey Clearing Corp. He specializes in advising and financing emerging growth companies. From September 1997 through May 1999, Mr. Stefansky was employed in a similar capacity at Trautman Kramer & Co., where he was active in advising and


                                                                      CMDG Final
                                                                         Page 31
financing emerging growth companies. From May 1994 through September 1997, Mr. Stefansky was employed as an account executive at various securities brokerage firms.

CHRISTINE M. FARES-WALLEY, vice president, was director of operations for CMG prior to its acquisition by the Company. Ms. Fares-Walley was formerly director of operations for Capitol Health Care and managed a physician hospital organization ("PHO") and independent physician organization consisting of over 160 physicians and a large teaching hospital. In addition to her responsibilities with the PHO, she coordinated the consolidation of all managed care contracts for the merged entity of two large hospitals. Ms. Fares-Walley also worked at New Jersey CURE, an automobile insurance reciprocal exchange, developing their sales and marketing operation. Ms. Fares-Walley obtained a BS degree from The College of New Jersey (formerly Trenton State College) with a major in economics and an MBA from Rider University. She now serves as president of The College of New Jersey Alumni Association and is active in The School of Business Alumni Chapter.

BRIAN T. NUGENT, chief information officer, has been a consultant in connection with information technology strategy, software development and implementation, process improvement, organizational design, Y2K, and technology procurement. He was formerly a principal of Hillwood Group, Inc., which performed various services in connection with systems implementation, Y2K consulting and general information technology, from 1998 through early 2000. He was a manager in the consulting department of KPMG Peat Marwick in Fort Lauderdale, Florida from 1995 to 1998. Mr. Nugent was a consultant with the Systems Consulting Group, Inc. in Miami, Florida specializing in information technology from 1993 to 1995. Mr. Nugent was a financial analyst with Shearing Plough Research Institute in Kennilworth, New Jersey in 1992. Mr. Nugent received a BS degree cum laude in finance from The College of New Jersey, and an MBA degree from Rutgers University. He holds a CPA certification, and has served as an advisor and guest speaker at The College of New Jersey School of business, where he is an active member of the Alumni Association. Mr. Nugent also served in the US Coast Guard Reserve, earning certification to command patrol boat operations.


Item 10:   Executive Compensation

The following table discloses the annual and long term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and president, and each other executive officer having annual compensation exceeding $100,000. Directors of the Company do not presently receive compensation for serving in such capacity.


Summary Compensation Table


                                  Securities


                                                                      CMDG Final
                                                                         Page 32


                                 Underlying

Name and Principal Position                     Year               Salary                   Other                Options
                                                ($)                 ($)


James H. Clingham, Sr                           2000             250,000(1)                    (1)
   Board Chairman and President

Ronald Wilheim
   Director and CEO                             2000                   0
                                                1999                   0                      0
                                                1998                   0                      0
Robert Hausman
   President, CEO and Director                  2000                   0                      0
                                                1999             129,100                 18,000                      0
                                                1998             120,000                 87,839(2)                 938
Lester Gann
   Director and Secretary                       2000              98,000
                                                1999             104,000                      0
                                                1999              96,000                118,125(3)                 938


(1) Mr. Clingham was appointed as Chairman and President in July 2000 after the end of the Company's fiscal year. The salary stated is prospective only based on Mr. Clingham's employment contract with CMG. In July, 2000, Mr. Clingham received 100,000 shares of Preferred Stock as incentive compensation in connection with his duties and responsibilities as Board Chairman and President. There is no present fair market value of the Preferred Stock. The Preferred Stock is convertible into the Company's common stock on a one for one basis. The fair market value of the common stock on the date of issuance of the Preferred Stock to Mr. Clingham was $2.75.

(2) On July 22, 1998, Mr. Hausman received 2,298 shares of common stock in accordance with the terms of an Amendment to Management Agreement dated November 1, 1997 between Mr. Hausman and the Company. The fair market value of the shares on the date of issuance was $31.50 resulting in an aggregate value of $72,371. The balance of other compensation was received as a car allowance.

(3) On July 22, 1998, Mr. Gann received 3,750 shares of common stock as a signing bonus in accordance with the terms of an Employment Agreement between Mr. Gann and the Company dated May 1, 1998. The fair market value of the shares on the date of issuance was $31.50 resulting in an aggregate value of $118,125.


Employment, Management and Consulting Agreements


                                                                      CMDG Final
                                                                         Page 33

On July 16, 2000, the Company, Ronald Wilheim and Steve Rosedale (as officers, directors and principal shareholders of the Company) entered into an Agreement with Connie Steinmetz ("Steinmetz"), Strategic Capital Holdings ("Strategic"), Yucatan Holding Company ("Yucatan"), Arizona Development Corporation ("Arizona") and Atlas Perlman, P.A. ("Escrow Agent") ("Steinmetz Agreement") terminating certain agreements with and obligations of the Company and forgiving certain debts and obligations owed by the Company. Specifically (a) Yucatan forgave the sum of $175,000 which the Company owed Yucatan; (b) Arizona forgave $250,000 which the Company owed Arizona; (c) the Company's obligation under the terms of a consulting agreement with Steinmetz to cover any shortfall of Steinmetz' sale of the Company's common stock which had been issued as payment for $145,000 in value of services to be rendered by Steinmetz was abrogated; and (d) the Company's obligation under the terms of a consulting agreement with Strategic to cover any shortfall in Strategic's sale of the Company's common stock which had been issued as payment for $250,000 in value of services to be rendered by Strategic was abrogated. Under the Steinmetz Agreement, Wilheim and Rosedale agreed to deposit 200,000 of their shares (after the Reverse Split) of the Company's common stock into an escrow account maintained by the Escrow Agent with irrevocable instructions to the Escrow Agent to sell the stock and deliver 50% of the proceeds to Steinmetz, Strategic, Yucatan and Arizona as consideration for their performance under the Steinmetz Agreement. Steinmetz, Strategic, Yucatan and Arizona were also issued 300,000 shares of common stock from the Company as additional consideration.

On July 17, 2000, the Company entered into an agreement with Robert Hausman, the Company's former CEO and president ("Hausman") in which Hausman waived all claims against the Company, including (a) $1.1 million the Company owed him for loans guaranteed by Hausman on behalf of the Company with Chase Manhattan Bank;
(b) $100,000 owed to Hausman by the Company under a note assumed by the Company in connection with settlement of a disputed consulting agreement; (c) $100,000 advanced by Hausman for the Company's benefit; (d) $300,000 in management fees, car allowance and dividends accrued but not previously paid to Hausman; and (e) other obligations arising out of the termination of Hausman's employment with the Company and termination of his management agreement. In consideration for Hausman's release, Company agreed to transfer to Hausman $300,000 worth of certain prepaid advertising. The Company and Hausman exchanged mutual general releases.

On August 2, 2000, in connection with the acquisition of the assets of CAT, DMG entered into a one year employment agreement with Mark Gray, a former vice


                                                                      CMDG Final
                                                                         Page 34
president of CAT, at an annual salary of $110,000 and an annual incentive bonus of 10,000 shares of the Company's common stock for the first year of Mr. Gray's employment agreement and for each year the agreement is extended.

On August 2, 2000, in connection with the acquisition of the assets of CAT, DMG entered into a ten year consulting agreement with Robert Goodman, M.D., the principal shareholder of CAT PC, at an annual fee of $25,000 and a one time payment of 250,000 shares of the Company's common Preferred Stock. Dr. Goodman will act as a consultant to DMG in the area of elder care and internal medicine.

On August 2, 2000, in connection with the acquisition of the assets of CAT, DMG entered into a two year consulting agreement with The August Group, L.L.C. at an annual fee of $125,000 which is payable as the cash flow of DMG permits. The August Group will act as a consultant to DMG to identify and negotiate the possible acquisition of other diagnostic testing companies and facilities.

On July 8, 2000, the Company assumed 2000 CMG entered into a two year employment agreement with James H. Clingham, Sr. at an annual salary of $250,000.

Item 11    Security Ownership of Certain Beneficial Owners and Management

As of September 29, 2000, there were 9,521,369 shares of common stock issued and outstanding. The following table sets forth, as of the close of business on September 29, 2000 (a) the name, address and number of shares of each person known by the Company Risk to be the beneficial owner of more than 5% of the Company's common stock and (b) the number of shares owned by each director, each director nominee and all officers and directors as a group, together with their respective percentage holdings of such shares before and after the exchange.

Name of Beneficial Owner        Number of Shares        Percentage of Class

Steven Rosedale                 200,000                        2.1


Item 12    Certain Relationships and Related Transactions

As of July 27, 2000, CLH assumed the obligations of a Management Services Agreement with Phoenix Cardiovascular, Inc. to provide management services to CLH's vascular laboratories for a management fee of $30,000 per month plus 33% of the net income of newly established business that Phoenix creates and manages.

On July 2, 1999, the Company sold the building owned by its Workforce Properties subsidiary to Lester and Glenda Gann. Mr. Gann was, at the time, the president of the Company's IFR subsidiary. The building was sold for $450,000 plus the assumption of certain liabilities. A portion of the proceeds from the sale was utilized

                                                                      CMDG Final
                                                                         Page 35
to pay off the existing mortgages in full and satisfies all outstanding tax liens on the property. The Company no longer has any liabilities associated with the property. The Company leased the building for its IFR subsidiary from Mr. Gann on a month-to-month basis at a cost of approximately $7,500 per month until Mr. Gann reacquired IFR from the Company on April 1, 2000. The Company no longer has any liability or responsibility under this building lease.

On July 2, 1999, Wilheim exchanged 75,000 shares of the Company for all of the issued and outstanding stock of RCS, Inc. and RCS Subacute, Inc., which are wholly owned subsidiaries of BSD Healthcare, Inc. as a result of the lack of viability of RCS, Inc. and RCS Subacute resulting from the changes in Medicare reimbursement.

On July 16, 2000, in contemplation of the sale of common stock under a July 17, 2000, Stock Purchase agreement, and as a condition precedent to that transaction, the Company, Ronald Wilheim and Steve Rosedale (as officers, directors and principal shareholders of the Company) entered into an Agreement with Connie Steinmetz ("Steinmetz"), Strategic Capital Holdings ("Strategic"), Yucatan Holding Company ("Yucatan"), Arizona Development Corporation ("Arizona") and Atlas Perlman, P.A. ("Escrow Agent") ("Steinmetz Agreement") terminating certain agreements with and obligations of the Company and forgiving certain debt and obligations owed by the Company. Specifically (a) Yucatan forgave the sum of $175,000 which the Company owed Yucatan; (b) Arizona forgave $250,000 which the Company owed Arizona; (c) the Company's obligation under the terms of a consulting agreement with Steinmetz to cover any shortfall of Steinmetz' sale of the Company's common stock which had been issued as payment for $145,000 in value of services to be rendered by Steinmetz was abrogated; and (d) the Company's obligation under the terms of a consulting agreement with Strategic to cover any shortfall in Strategic's sale of the Company's common stock which had been issued as payment for $250,000 in value of services to be rendered by Strategic was abrogated.

Under the Steinmetz Agreement, Wilheim and Rosedale agreed to deposit 200,000 of their shares of the Company's common stock into an escrow account maintained by the Escrow Agent with irrevocable instructions to the Escrow Agent to sell the stock and deliver 50% of the proceeds to Steinmetz, Strategic, Yucatan and Arizona as consideration for their performance under the Steinmetz Agreement. Steinmetz, Strategic, Yucatan and Arizona were also issued 250,000 shares of common stock from the Company as additional consideration.

On July 17, 2000, the Company entered into an agreement with Robert Hausman, the Company's former CEO and president ("Hausman") in which Hausman waived all claims against the Company, including (a) $1.1 million the Company owed him for loans guaranteed by Hausman on behalf f the Company with Chase Manhattan Bank;
(b) $100,000 owed to Hausman by the Company under a note assumed by


                                                                      CMDG Final
                                                                         Page 36
the Company in connection with settlement of a disputed consulting agreement;
(c) $100,000 advanced by Hausman for the Company's benefit; (d) $300,000 in management fees, car allowance and dividends accrued but not previously paid to Hausman; and (e) other obligations arising out of the termination of Hausman's employment with the Company and termination of his management agreement.

On July 3, 2000, the Company, ProFutures Special Equity Fund, LP ("ProFutures") and D.L. Cromwell, Inc. entered into a Termination and Settlement Agreement ("Settlement Agreement") of all claims which each party had or may have had against the other arising from any and all past agreements of any nature involving ProFutures, D.L. Cromwell, Inc. other than certain warrants to purchase common stock of the Company which are held by D.L. Cromwell.

ProFutures held three of the Company's 8% Convertible Promissory Notes, dated March 3, 1999, each having a principal face value of $273,000 and an aggregate principal value of $819,000 ("Convertible Notes") and the Company's 8% Promissory Note having a principal face value of $81,000 ("Non-Convertible Note"). The Convertible Notes are convertible into shares of the Company's common stock. The Company failed to make payments when due under the Convertible Notes and the Non-Convertible and was in default. Accrued and unpaid interest on the Convertible Notes aggregated $111,000 and the total principal and interest due under the Convertible Notes as of the date of the Termination and Settlement agreement was $930,000. In order to effectuate the Settlement Agreement with ProFutures and D.L. Cromwell, the terms and conditions of the Convertible Notes were amended and restated in a Note Reformation Agreement dated as of July 14, 2000, and a new Convertible Note was issued to ProFutures reflecting the aggregate principal and interest balance of $930,000 and amending and modifying the conversion terms of the Convertible Notes. Additionally, ProFutures agreed to cancel the Non-Convertible Note. Subsequent to the execution of the Note Reformation Agreement, ProFutures sold the amended and restated Convertible Notes to a group of investors.

On July 17, 2000, the Company entered into a Stock Purchase Agreement ("Stock Purchase Agreement"), and in a private placement exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended, agreed to sell 5,000,000 shares of the Company's common stock to 15 accredited investors at a per share price of $.83 and an aggregate purchase price of $4,150,000 of which $2,461,053 was fully paid or accounted for as of September 29, 2000. Of the private placement investors, 13 have closed with the Company and the remaining 2 investors have contracted to purchase 2,034,877 shares of common stock, for an aggregate purchase price of $1,688,947, but have not closed their transactions with the Company. Investors who had made working capital loans aggregating approximately $700,000 to each of CLI and CMG, respectively, were issued an aggregate of 843,373 shares of the Company's common

                                                                      CMDG Final
                                                                         Page 37
stock in connection with the private placement, and the working capital loans to CLI and CMG were cancelled in exchange.




                                                                      CMDG Final
                                                                         Page 38

Item 13    Description of Exhibits

(a) The following Exhibits are filed pursuant to Item 601 of Regulation S-B.


Exhibit No.         Description
-----------         ----------------------------------------------------------

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


                                                                      CMDG Final
                                                                         Page 39

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

3.10 Articles of Amendment to the Articles of Incorporation setting forth the designations, rights and preferences of


                                                                      CMDG Final
                                                                         Page 40
                    the Series F Cumulative Non-Participating Preferred Stock are hereby incorporated by reference to the Annual Report on Form 10-QSB for the quarter ended September 30,1997.

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

3.14 Articles of Amendment to the Articles of Incorporation Changing the name of the Corporation to American Risk Management Group, Inc, and increasing the number of authorized common and preferred stock are hereby incorporated by reference to the report on Form 8-K filed with the Securities and Exchange Commission on September 20, 1999

3.15 Amendment to Company Articles of Incorporation changing name to Comprehensive Medical Diagnostics Group, Inc. from American Risk Management Group, Inc. incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

3.16 Certification of Amendment by Florida Secretary of State effective July 21, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

3.17 Amendment to Company Articles of Incorporation increasing amount of authorized common stock to 50,000,000 shares and preferred stock to 30,000,000 shares incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

3.18 Certification of Amendment by Florida Secretary of State effective August 7, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

3.19 Rights Statement for holders of Company Series A Preferred Stock incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

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


                                                                      CMDG Final
                                                                         Page 41

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

10.11               Amendment to the Management Agreement between Coventry


                                                                      CMDG Final
                                                                         Page 42

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

10.20 Amendment dated as of July 30, 1999 to the Management Agreement dated July 1, 1997 and amended November 1, 1997 and December 1, 1998 between the Company and Robert Hausman.

                                                                      CMDG Final
                                                                         Page 43

10.21 Stock Purchase Agreement among BSD Healthcare Industries, Inc., Coventry Industries Corp., Stephen Rosedale and Ronald Wilheim is hereby incorporated by reference to the Form 10-SB of the Company's subsidiary BSD Healthcare Industries, Inc. filed on August 18,1999.

10.22 Letter of intent among PeopleFirst Staffing LLC and CHS Homecare Services, Ltd is hereby incorporated by reference to the information statement on Schedule 14C filed with the Securities and Exchange Commission on September 13, 1999

10.23 1999 Stock Option Plan is hereby incorporatedby reference to the information statement on Schedule 14C filed with the Securities and Exchange Commission on September 13, 1999


10.24 Asset Purchase Agreement between Cardiovascular Laboratories Holdings, Inc. and Cardiovascular Laboratories LLC, dated as of July 27, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.25 Asset Purchase Agreement between Cardiovascular Laboratories Inc. of PA and Cardiovascular Laboratories, LLC., as amended May 31, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.26 Agreement and Plan of Reorganization between the Company and The Comprehensive medical Group, Ltd., dated as of July 25, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.27 Asset Purchase Agreement between CAT-ECG, LLC and Diagnostic Management Holding Group, Inc., dated as of August 2, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.28 Stock Purchase Agreement between the Company and 15 accredited investors, dated July 17, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.29 Note Reformation Agreement between ProFutures and the Company, dated as of July 14, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.


                                                                      CMDG Final
                                                                         Page 44

10.30 Steinmetz Agreement between the Company, Steinmetz, et alia, dated July 16, 2000 terminating certain agreements and obligations incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.31 Settlement Agreement among and between the Company, ProFutures and D.L. Cromwell, Inc. dated July 3, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.32 Agreement between the Company and Robert Hausman dated July 17, 2000 incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2000.

10.33 Agreement between Phoenix Cardiovasular Inc. and Cardiovascular Laboratories LLC, dated as of June 1, 2000.

10.34 Agreement between CAT-ECG, LLC and Lynbrook Cardiac Testing, P.C. dated as of March 23, 1998.

10.35 Extension Agreement between CAT-ECG-PC and Diagnostic Management Group Holdings, Inc., dated August 2, 2000.

16.3 Letter from Lyle H. Cooper, C.P.A. regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997.

16.4 Letter from BDO Seidman, LLP regarding change in certifying accountants is hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1997.

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

16.7 Letter regarding change in certified accountant from Sweeney, Gates & Co. is hereby incorporated by reference to the report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 1999 . 21 Subsidiaries of the Registrant.

27                  Financial Data Schedule.



(b) Reports on Form 8-K

During the three months ended June 30, 1999, Registrant filed the following Reports on Form 8-K with the Securities and Exchange Commission

-   On May 11, 1999, the Company filed a Report on Form 8-K disclosing under
    Item 5 information relating to the delisting of its common stock from the Nasdaq SmallCap Market to the OTC Bulletin Board.

-   On June 30, 1999, the Company filed a Report on Form 8-K disclosing under
    Item 4 information relating to the change of the Company's auditors from Sweeney, Gates & Co. to J.H.Cohn LLP.


                                                                      CMDG Final
                                                                         Page 45

         On September 6, 2000, Registrant filed a Report on Form 8-K with the Securities and Exchange Commission (A) disclosing under Item 1 a change in control of the registrant, (B) disclosing under Item 2 (i) the Registrant's acquisition of the assets of Cardiovascular Laboratories, Inc., (ii) the agreement and plan of reorganization between the Registrant and Comprehensive Medical Diagnostics, Ltd., and (iii) the acquisition by the Registrant of the assets of CAT ECG LLC, (C) disclosing under Item 5 (i) the 1 for 25 reverse split of the Registrant's common stock, (ii) the Termination and Settlement Agreement with D.L. Cromwell, Inc. and ProFutures Special Equity Fund, LP,
(iii) the Reformation of the Registrant's Convertible Promissory Notes and Promissory Note with ProFutures Special Equity Fund, LP, (iv) recent sales and issuances of unregistered securities, (v) the discontinuation of the PeopleFirst LLC business; (vi) the termination of certian obligations between the Registrant and various consultants and officers; (vii) the increase in the Registrant's authorized shares, and (viii) the Registrant's corporate name change and trading symbol change of the Registrant's common stock, and
(D) disclosing under Item 6 changes in the Registrant's Board of Directors and executive officers.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.


                                    By: /s/ James H. Clingham
                                        --------------------------------
                                        President


Date: October 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ James H. Clingham, Sr.
James H. Clingham, Sr.          President and Chairman of the
                                Board of Directors


                                                                      CMDG Final
                                                                         Page 46

/s/ Ronald Wilheim
Ronald Wilheim                  CEO, Assistant Secretary and Director

/s/ William M. O'Connor
William M. O'Connor             Secretary and Director



                                                                      CMDG Final
                                                                         Page 47