Form 10QSB
period 2000-09-30
COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP INC
filed 2000-11-20
CIK 893771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                       Commission file number 000-22653


                  COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Florida
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-0353816
                        ---------------------------------
                        (IRS Employer Identification No.)


           32 Nassau Street, Second Floor, Princeton, New Jersey 08542
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  609-924-1001
                        ---------------------------------
                           (Issuer's telephone number)

                      AMERICAN RISK MANAGEMENT GROUP, INC.
               4700 Ashwood Drive, Ste 300, Cincinnati, Ohio 45241
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
             Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                State the number of shares outstanding of each of
             the issuer's classes of common equity, as of the latest
            practicable date. As of February 29, 2000 the registrant
          had issued and outstanding 9,721,369 shares of common stock.

           Transitional Small Business Disclosure Format (check one);

                                 Yes [ ] No [X]

                              TABLE OF CONTENTS

                            ----------------------




Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


Condensed Consolidated Balance Sheet as of
   September 30, 2000 (unaudited)............................................     2

Condensed Consolidated Statement of Operations for the Three Months
   Ended September 30, 2000 and 1999 (unaudited).............................     3

Condensed Conslidated Statements of Cash Flows for the Three Months
   Ended September 30, 2000 and 1999 (unaudited).............................     4

Condensed Consolidated Statement of Stockholders' Equity for the
   Three Months Ended September 30, 2000 (unaudited).........................     6

Notes to the Financial Statements............................................     7

Item 2. Management's Discussion and Analysis or Plan
   of Operations.............................................................    16

Part II. OTHER INFORMATION

Signatures...................................................................    20

Schedule 27..................................................................



         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

     Assets
Current Assets
     Cash                                                                                         $     41,705
     Accounts Receivable                                                                               683,406
     Prepaid Expenses                                                                                  318,967
                                                                                                  ------------
          Total Current Assets                                                                       1,044,078

Property and Equipment, Net of $78,361 accumulated depreciation                                      1,494,227
Goodwill, Net of accumulated amortization of $14,681                                                 3,909,197
Deferred Costs                                                                                         116,560
                                                                                                  ------------
          Total Assets                                                                               6,564,062
                                                                                                  ============

       Liabilities and Stockholders Equity
Current Liabilities
       Accounts Payable and Accrued Expenses                                                           646,795
       Note Payable, Demand                                                                            269,770
       Current Portion of Acquisition Indebtedness                                                     414,650
       Current Portion of Long Term Debt                                                               187,546
       Current Portion of Capitalized Lease Obligations                                                 72,773
       Notes Payable - Affiliates                                                                       94,441
                                                                                                  ------------
           Total Current Liabilities                                                                 1,685,975
       Promissory Notes Payable                                                                        125,000
       Acquisition Indebtedness, Less Current Portion                                                  370,533
       Long Term Debt                                                                                  154,668
       Capitalized Lease Obligations                                                                   298,573
       8% Convertible Notes Payable                                                                    763,174
                                                                                                  ------------
           Total Liabilities                                                                         3,397,923
                                                                                                  ------------
Stockholders' Equity
       Series A Convertible Preferred Stock, $.001 par value, 30,000,000 shares authorized
          5,850,000 issued and outstanding                                                               5,850
       Common Stock, $.001 par value 50,000,000 shares authorized 9,742,743 shares
          issued and 9,739,418 shares outstanding                                                        9,742
       Additional Paid In Capital                                                                   12,018,313
       Treasury Stock, 3,325 shares at cost                                                            (64,941)
       Accumulated Deficit                                                                          (8,802,825)
                                                                                                  ------------
           Total Stockholders' Equity                                                                3,166,139
                                                                                                  ------------
       Total Liabilities and Stockholders' Equity                                                 $  6,564,062
                                                                                                  ============



See notes to the condensed consolidated financial statements.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                  2000            1999
                                                             -----------      -----------

Revenues                                                     $   559,121      $        --
                                                             -----------      -----------


Selling, General and Administrative Expenses                     956,011               --

Depreciation and Amortization                                     67,099               --
                                                             -----------      -----------
       Total                                                   1,023,110               --
                                                             -----------      -----------

Operating Loss                                                  (463,989)              --

Other Expense
       Interest                                                   44,122               --
                                                             -----------      -----------

Loss From Continuing Operations                                 (508,111)              --


Loss From Discontinued Operations (net of $0 tax effect)         (98,420)        (426,515)
                                                             -----------      -----------

Loss Before Minority Interest                                   (606,531)        (426,515)

Loss Applicable to Minority Interest                                  --           85,303
                                                             -----------      -----------

       Net Loss                                              $  (606,531)     $  (341,212)
                                                             ===========      ===========

Net Loss Per Common Share from Continuing Operations         $     (0.10)     $        --

Net Loss Per Common Share from Discontinued Operations             (0.02)           (0.07)
                                                             -----------      -----------

Net Loss Per Common Share                                    $     (0.12)     $     (0.07)
                                                             ===========      ===========

Weighted Average Common Shares Outstanding                     5,007,632        5,007,632
                                                             ===========      ===========





See notes to the condensed consolidated financial statements.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                              ----------------------------
                                                                                 2000             1999
                                                                              -----------      -----------
Cash Flows from Operating Activities
       Operating Activities:
         Net Loss                                                             $  (606,531)     $  (341,212)
         Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by
            Operating Activities
                Depreciation and Amortization                                      67,099           60,046
                Amortization of Debt Issuance Costs                                    --          230,287
         Compensation and Other Services Paid Through Issuance of Common           47,708          145,312
            Stock
            Loss Attributable to Minority Interest                                     --          (85,303)
                                                                              -----------      -----------
                                                                                 (491,724)           9,130
Changes in Operating Assets and Liabilities
       Accounts Receivable                                                       (683,406)         (23,457)
       Inventories                                                                     --            8,452
       Prepaid Expenses                                                           (80,425)              --
       Other Assets                                                                43,477           30,078
       Other Assets                                                                    --          (50,934)
       Accounts Payable and Current Liabilities                                   511,142           51,631
                                                                              -----------      -----------
         Net Cash (Used In) Provided By Operating Activities                     (700,936)          24,900
Cash Flows From Investing Activities
       Net Cash From Reverse Acquisition                                               --           76,994
       Purchase of Property and Equipment                                        (796,645)              --
       Purchase of Goodwill                                                    (2,611,378)              --
       Deferred Costs                                                              (4,060)              --
       Repayment of Acquisition Indebtedness                                      (16,964)              --
       Repayment of Long Term Debt                                                (30,701)
       Repayment of Capitalized Lease Operations                                  (11,286)              --
                                                                              -----------      -----------
         Net Cash (Used In) Provided by Investing Activities                   (3,471,034)          76,994
Cash Flows From Financing Activities
       Capital Contribution                                                            --              100
       Proceeds From Demand Note Payable                                          269,770               --
       Proceeds From Acquisition Indebtedness                                     802,147               --
       Proceeds From Long Term Debt                                               372,915               --
       Proceeds From Capitalized Lease Obligations                                382,632               --
       Proceeds From Promissory Notes Payable                                     125,000               --
       Proceeds From Notes Payable Affiliate                                      794,441               --
       Issuance of Common Shares                                                1,456,753               --
                                                                              -----------      -----------
         Net Cash Provided By Financing Activities                              4,203,658              100
Net Increase in Cash                                                               31,688          101,994
Cash Beginning of Period                                                           10,017               --
                                                                              -----------      -----------
Cash, End of Period                                                           $    41,705      $   101,994
                                                                              ===========      ===========

See notes to the condensed consolidated financial statements.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                   2000           1999
                                                                                ----------     ----------
Supplemental Disclosure of Cash Flow Information
       Interest Paid                                                            $   37,122     $   14,961
                                                                                ==========     ==========
       Income Taxes Paid                                                        $       --     $       --
                                                                                ==========     ==========

Supplemental Schedule of Non-Cash Investing and Finance Activities
       Issuance of 3,000,000 Preferred Shares for the Common Shares of
         The Comprehensive Medical Group, Ltd.                                   1,125,000             --
       Issuance of 2,500,000 Preferred Shares in Exchange for the Assets of
            CAT, a New York Limited Liability Company                              937,500             --
       Issuance of 250,000 Preferred Shares for Long Term Consulting
            Agreement                                                               93,750             --
       Issuance of 100,000 Preferred Shares as Incentive Compensation               37,500
       Issuance of 5,381,500 Common Shares Upon Conversion of 8%
         Convertible Note                                                          166,826             --
       Issuance of 843,373 Common Shares in Exchange for Forgiveness of
         Indebtedness to Affiliates                                                700,000             --
       Issuance of 630,000 Common Shares for Consulting Service                    236,250             --
       Issuance of 300,000 Common Shares Pursuant to Settlement Agreement
         and Forgiveness of Indebtedness                                           425,000             --
                                                                                ----------     ----------
         Total                                                                  $3,721,826     $
                                                                                ==========     ==========












See notes to the condensed consolidated financial statements.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2000



                                                                                       PREFERRED STOCK
                                                                               -----------------------------

                                                                                  SHARES           AMOUNT
                                                                               ------------     ------------
Balance, June 30, 2000                                                                   --     $         --



Preferred Stock Issuances

   In Exchange for the Common Shares of The Comprehensive Medical Group, Ltd.     3,000,000            3,000

   In Exchange for the Assets of CAT, a New York Limited Liability Company        2,500,000            2,500

   For Long-Term Consulting Agreement                                               250,000              250

   As Incentive Compensation                                                        100,000              100

Common Stock Issuances                                                                   --               --

   Pursuant to Private Placement Offering                                                --               --

   Resulting from Note Conversion                                                        --               --

   In Exchange for Forgiveness of Indebtedness                                           --               --

   For Consulting Services                                                               --               --

   Pursuant to Settlement Agreement and in Forgiveness of Indebtedness                   --               --

   Fees Incidental to Private Placement                                                  --               --

Fees and Costs Incurred Incidental to Private Placement                                  --               --

Commissions Paid Incidental to Private Placement                                         --               --

Net Loss                                                                                 --               --
                                                                               ------------     ------------

Balance, September 30, 2000                                                       5,850,000     $      5,850
                                                                               ============     ============




                                                                                        COMMON STOCK
                                                                               -----------------------------       ADDITIONAL
                                                                                                                    PAID IN
                                                                                   SHARES         AMOUNT            CAPITAL
                                                                               ------------     ------------     ------------
Balance, June 30, 2000                                                              263,493     $        263     $  6,855,063



Preferred Stock Issuances

   In Exchange for the Common Shares of The Comprehensive Medical Group, Ltd.            --               --        1,122,000

   In Exchange for the Assets of CAT, a New York Limited Liability Company               --               --          935,000

   For Long-Term Consulting Agreement                                                    --               --           93,500

   As Incentive Compensation                                                             --               --           37,400

Common Stock Issuances                                                                   --               --               --

   Pursuant to Private Placement Offering                                         2,106,024            2,106        1,745,894

   Resulting from Note Conversion                                                 5,381,500            5,382          161,444

   In Exchange for Forgiveness of Indebtedness                                      843,373              843          699,157

   For Consulting Services                                                          630,000              630          235,620

   Pursuant to Settlement Agreement and in Forgiveness of Indebtedness              300,000              300          424,700

   Fees Incidental to Private Placement                                             218,353              218             (218)

Fees and Costs Incurred Incidental to Private Placement                                  --               --         (109,597)

Commissions Paid Incidental to Private Placement                                         --               --         (181,650)

Net Loss                                                                                 --               --               --
                                                                               ------------     ------------     ------------

Balance, September 30, 2000                                                       9,742,743     $      9,742     $ 12,018,313
                                                                               ============     ============     ============



                                                                                                   TREASURY STOCK
                                                                              ACCUMULATED   --------------------------
                                                                               DEFICIT        SHARES        AMOUNT          TOTAL
                                                                             ------------   -----------   ------------   -----------

Balance, June 30, 2000                                                       $(8,196,294)         3,325   $   (64,941)  $(1,405,909)



Preferred Stock Issuances

   In Exchange for the Common Shares of The Comprehensive Medical Group, Ltd.         --             --            --     1,125,000

   In Exchange for the Assets of CAT, a New York Limited Liability Company            --             --            --       937,500

   For Long-Term Consulting Agreement                                                 --             --            --        93,750

   As Incentive Compensation                                                          --             --            --        37,500

Common Stock Issuances

   Pursuant to Private Placement Offering                                             --             --            --     1,748,000

   Resulting from Note Conversion                                                     --             --            --       166,826

   In Exchange for Forgiveness of Indebtedness                                        --             --            --       700,000

   For Consulting Services                                                            --             --            --       236,250

   Pursuant to Settlement Agreement and in Forgiveness of Indebtedness                --             --            --       425,000

   Fees Incidental to Private Placement                                               --             --            --            --

   Fees and Costs Incurred Incidental to Private Placement                            --             --            --      (109,597)

   Commissions Paid Incidental to Private Placement                                   --             --            --      (181,650)

Net Loss                                                                        (606,531)            --            --      (606,531)
                                                                             -----------    -----------   -----------   -----------

Balance, September 30, 2000                                                  $(8,802,825)         3,325   $   (64,941)  $ 3,166,139
                                                                             ===========    ===========   ===========   ===========



See notes to the condensed consolidated financial statements.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

   Comprehensive Medical Diagnostics Group, Inc. ("Medical Diagnostics") was incorporated in Florida on August 17, 1992. Prior to June 30, 2000 its financial statements included the continuing operations of its wholly owned subsidiaries, Industrial Fabrication & Repair, Inc. ("IFR") and PeopleFirst Staffing LLC ("PeopleFirst"). On September 7, 1999 Medical Diagnostics and PeopleFirst consummated certain transactions pursuant to a Share Exchange Agreement whereby PeopleFirst became an 80% subsidiary of Medical Diagnostics. The Exchange was treated for accounting purposes as a "purchase business combination" and a "reverse acquisition" effective as of September 1, 1999 in which Medical Diagnostics was the legal acquirer and PeopleFirst was the accounting acquirer.

   On April 29, 2000 Medical Diagnostics discontinued the operations of IFR and on June 29, 2000 discontinued the administrative services operations and commenced a liquidation of the remaining assets and liabilities of PeopleFirst (see DISCONTINUED OPERATIONS).

   As further explained below (see BUSINESS ACQUISITIONS), as a result of the acquisitions discussed therein, Medical Diagnostics has changed its focus and strategy to concentrate on becoming a provider of medical treatment, diagnostic testing and ancillary services to the long-term healthcare business sector and the medical community at large.

UNAUDITED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Comprehensive Medical Diagnostics Group, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2000 and their results of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 2000 and 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 2000 and for the years ended June 30, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended June 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

   The results of the Company's operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full years ending June 30, 2001 and 2000.

BUSINESS ACQUISITIONS

   Cardiovascular Laboratories Holding, Inc.

   As of July 27, 2000 the Company, through its wholly owned subsidiary, Cardiovascular Laboratories Holding, Inc. ("CLH") acquired the assets and assumed the liabilities of Cardiovascular, LLC ("CLI") which, on May 31, 2000 acquired the assets (including inventory, equipment, machinery, and contractual and other rights and certain accounts receivable) and assumed certain liabilities of Cardiovascular Laboratories, Inc. of PA ("CLP"). The transaction between CLI and CLP closed in escrow, which escrow was maintained after the closing between CLH and CLI, pending the assignment and assumption of certain equipment leases and financing contracts by CLH.

   As consideration for the acquisition of CLI, CLH assumed CLI's obligations under a seller note to CLP to pay $684,000 over a period of three years subject to reduction should certain monthly revenue levels not be attained and also assumed CLI's obligations under certain leases, financing agreements and trade obligations.

   CLH specializes in the provision of non-invasive cardiovascular imaging and the turnkey management of fixed sight vascular and ecocardiographic ultrasound laboratories.

   Comprehensive Medical Group, Ltd.

   As of July 25, 2000, the Company entered into an Agreement and Plan of Reorganization with The Comprehensive Medical Group, Ltd ("CMG"). The Company issued 3,000,000 shares of its Series A Convertible Preferred Stock to CMG's shareholders in exchange for all issued and outstanding stock of CMG.

   CMG intends to provide health and wellness management services for employee assistance programs, human resource departments and labor unions; and to design and operate a kiosk based point of purchase medical marketing program called "The Wellness Shop"; and to design and operate a website called "Leaseonlife.com" to provide interactive health and wellness analysis, treatment content and management tools.

   Diagnostic Management Group Holdings, Inc.

   As of August 2, 2000, the Company through its wholly owned subsidiary, Diagnostic Management Group Holdings, Inc. ("DMG") acquired the assets of CAT, a New York limited liability company.

   The purchase price for CAT's assets was $1,100,000 in cash and 2,500,000 shares of the Company's Series A Convertible Preferred Stock. DMG acquired all inventory equipment, machinery, contractual and other rights, and certain accounts receivable, also assuming certain equipment leases and trade payables.

   DMG manages the operation of a medical diagnostic cardiological and neurological testing services and tele-medicine of CAT - ECG PC, a New York professional corporation.

DISCONTINUED OPERATIONS

   On April 1, 2000 the Company discontinued its manufacturing operations by agreeing to sell IFR back to its previous owner in exchange for 3,325 shares of the Company's common stock with a fair value of approximately $64,941 (or $19.53 per share). The shares reacquired have been reflected as treasury stock in the accompanying condensed consolidated balance sheet. On June 29, 2000, the Board of Directors, and a majority of the stockholders of the Company approved the adoption of a plan to effectively (i) discontinue the administrative services operations of PeopleFirst through the return of the right to operate its business to its previous owners in exchange for their agreement to relieve the Company of all obligations arising from such operations and (ii) liquidate the remaining assets and liabilities of PeopleFirst. Accordingly, the results of the Company's manufacturing and administrative services operations are reported, and as to 1999 reclassified, as a loss from discontinued operations in the accompanying condensed consolidated statement of operations.

   Revenue and loss from discontinued operations was as follows:


                                                                               Three Months Ended
                                                                         ------------------------------
                                                                         September 30,   September  30,
                                                                             2000             1999
                                                                         ------------    --------------
               Revenue                                                   $          --   $    381,472
                                                                         =============   ============
               Loss from discontinued operations                         $     (98,420)  $   (426,515)
                                                                         =============   ============
               Loss from operations                                      $     (98,420)  $   (426,515)
                                                                         =============   ============

PROPERTY AND EQUIPMENT


    Property and equipment, at cost, consists of the following

               Operating equipment                                                       $  1,434,941
               Website and kiosk software and equipment                                       100,986
               Office equipment                                                                18,754
               Vehicles                                                                        17,907
                                                                                         ------------
                  Subtotal                                                                  1,572,588
               Less accumulated depreciation and amortization                                  78,361
                                                                                         ------------
                  Total                                                                  $  1,494,227
                                                                                         ============

    Depreciation expense charged to operations for the three month period ended September 30, 2000 amounted to $52,418.

GOODWILL

    During the three month period ended September 30, 2000 the Company acquired substantially all of the assets of CAT and CLI subject to the assumption of certain indebtedness; as well as all of the issued and outstanding stock of CMG. The excess cost over net book value of assets acquired as a result of these acquisitions aggregated $3,923,878 and is comprised as follows:

    CLI
       Assumption of a non-interest bearing seller note of $684,000 payable over 36 months and subject to adjustment if certain monthly revenue levels are not attained after a present value
       discount of 10%                                                                   $    577,163
       Assumption of liabilities in excess of net book value of assets
       acquired                                                                               208,895
       Capitalized costs and fees incidental to the transaction                                70,151
                                                                                         ------------
               Subtotal                                                                  $    856,209
                                                                                         ------------

    CAT
       Cash                                                                              $  1,100,000
       Issuance of 2,500,000 shares of the Company's Series A Convertible
       Preferred Stock with an estimated fair value of $.375 per share at
       the time of issuance                                                                   937,500
       Capitalized costs and fees incidental to the transaction                                15,311
       Less: Amount allocable to fair market in excess of net book value of
       property and equipment acquired                                                       (750,000)
                                                                                         ------------
               Subtotal                                                                  $  1,302,811
                                                                                         ------------

    CMG
       Issuance of 3,000,000 shares of the Company's Series A Convertible
       Preferred Stock with an estimated fair value of $.375 per share at
       time of issuance                                                                  $  1,125,000
       Assumption of liabilities in excess of net book value of assets acquired               634,858
       Capitalized costs and fees incidental to the transaction                                 5,000
                                                                                         ------------
               Subtotal                                                                     1,764,858
                                                                                         ------------
               Total                                                                     $  3,923,878
                                                                                         ============

    The Company is amortizing goodwill over a 40 year period. Amortization for the three months ended September 30, 2000 amounts to $14,681.

    The following unaudited pro forma information shows the results of operations for the three months ended September 30 2000 and 1999 as though the acquisitions described at BUSINESS ACQUISITIONS and dispositions described at DISCONTINUED OPERATIONS had been consummated on July 1, 1999:


                                                                              Three Months Ended
                                                                     ---------------------------------
                                                                     September 30,       September 30,
                                                                         2000                1999
                                                                     -----------         -------------
  Revenues                                                           $   831,680         $   821,416
  Operating costs                                                      1,430,603             979,786
                                                                     -----------         -----------
   Net Loss                                                             (598,923)           (158,370)
                                                                     ===========         ===========
Net loss per common share                                            $     (0.12)        $     (0.03)
                                                                     ===========         ===========
Weighted average common shares outstanding                             5,007,632           5,007,632
                                                                     ===========         ===========

NOTES PAYABLE DEMAND

    The Company through its subsidiary, CLH agreed to assume certain demand loan obligations of CLP. Pursuant thereto, there are outstanding advances under a loan commitment which permits borrowings as determined by a percentage of CLH's qualifying accounts receivable, up to a maximum limitation of $1,000,000. Such borrowings bear interest at the lenders defined prime rate plus 3% (12 1/2% at September 30, 2000). Repayments under the loan are via a lock box agreement which provides for the receipt and processing of accounts receivable. The outstanding balance under this financing arrangement was $269,770, at September 30, 2000.

ACQUISITION INDEBTEDNESS

    Acquisition indebtedness is comprised of the following:

      Non-interest bearing seller note payable in the original principal amount of $684,000 incurred upon the acquisition of CLI's net assets and payable over a 36 month period without interest and subject to adjustment if certain future monthly revenue levels are not attained, after a 10% present
      value discount                                                                     $    555,799
      Remaining cash consideration due incidental to the acquisition of
      CAT's net assets                                                                        150,000
      Amounts due CAT sellers consisting of uncollected and unremitted
      accounts receivable existing on the transaction date                                     79,384
                                                                                         ------------
       Total                                                                                  785,183
      Less current portion                                                                   (414,650)
                                                                                         ------------
                                                                                         $    370,533
                                                                                         ============

    The aggregate amount of future principal repayments at September 30, 2000 is as follows:


                       Year ending September 30
-----------------------------------------------------------------------
                                 2001                                    $     414,650

                                 2002                                          185,266

                                 2003                                          185,267
                                                                         -------------
                                Total                                    $     785,183
                                                                         =============

LONG TERM DEBT

    The Company, through its subsidiary CLH, has agreed to assume certain long-term debt of CLP which, at September 30, 2000 consists of the following:

      Term loan payable in monthly installments of $2,075, including interest
      at 13.7% through October 16, 2001                                                  $     24,943

      Term loan payable in monthly installments of $1,908, including interest
      at 9.0% through June 1, 2001                                                             16,594

      Equipment loan payable in monthly installments of $557, including
      interest at 10.0% through May 27, 2003                                                   15,747

      Equipment loan payable in monthly installments of $598, including
      interest at 7.5% through January 15, 2001                                                 2,358

      Equipment loan payable in monthly installments of $13,640, including
      interest at 10.675% through September 29, 2002                                          282,572
                                                                                         ------------
                                                                                              342,214
      Less current portion                                                                   (187,546)
                                                                                         ------------
      Long-term debt                                                                     $    154,668
                                                                                         ============

    The loans are secured by liens on equipment and accounts receivable of CLH.

    The aggregate amount of future principal repayments at September 30, 2000 is as follows:


                      Years Ending September 30,

                                 2001                                                    $    187,546

                                 2002                                                         150,369

                                 2003                                                           4,299
                                                                                         ------------
               Total                                                                     $    342,214
                                                                                         ============

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

PROMISSORY NOTES PAYABLE

     The Company, through its subsidiary CLH has agreed to assume three promissory notes payable made March 30, 1998 totaling $125,000. The notes have an interest rate of 7% per annum which is payable quarterly. The principal balances of the notes were initially due March 30, 1999 but have been extended through July 2002. In accordance with the terms of the notes the interest rate on the outstanding principal balances was increased to the default rate of 11% per annum as of April 1, 1999. The notes are secured by a second security interest in the accounts receivable of CLH and are subordinated to advances of up to $1,000,000 under a demand note payable loan commitment. The outstanding principal balances as of September 30, 2000 totaled $125,000.

CAPITALIZED LEASE OBLIGATIONS

     The Company through it's subsidiary CLH, agreed to assume obligations under the provisions of three long-term leases entered into in 1999. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leases expire between May 20, 2004 and January 31, 2005. The leased property under capital leases as of September 30, 2000 were acquired at the pre-acquisition amortized costs of $340,274, and have accumulated amortization of $14,132 and a net book value of $326,142. Amortization of the lease property is included in depreciation expenses.

     The future minimum lease payments under capital lease and the net present value of the future minimum lease payments at September 30, 2000 are as follows:

       Total minimum lease payments                                                      $    466,915
       Amount representing interest                                                           (95,569)
                                                                                         ------------
       Present value of net minimum Lease payments                                            371,346
       Current portion                                                                         72,773
                                                                                         ------------
       Long-term capital lease obligation                                                $    298,573
                                                                                         ============

8% CONVERTIBLE NOTE PAYABLE

     Prior to July 14, 2000, the Company had outstanding three 8% Convertible Promissory Notes, dated March 3, 1999 in the aggregate principal amount of $819,000 ("Convertible Notes") and one 8% Promissory Note having a principal amount of $81,000 ("Non-Convertible Note"). The Company was in default as to the above notes and interest of $30,000 was due.

     The terms and conditions of the Convertible Notes were amended and restated in a Note Reformation Agreement dated as of July 14, 2000 and new Convertible Notes were issued reflecting a total balance of $930,000, extending the maturity date to June 30, 2003 and amending and modifying the conversion terms of the Convertible Notes. Additionally, the Non-Convertible Note was cancelled.

     Subsequently, the Amended and Restated Convertible Notes were sold by the note holder to a group of investors.

     As of September 30, 2000 certain convertible note holders exercised their conversion rights resulting in the Company's issuance of 5,381,500 common shares and thereby reducing the principal balance of the 8% Convertible Note to $763,174.

PREFERRED STOCK

     The Company is authorized to issue 30,000,000 shares of $.0001 par value preferred stock. As of September 30, 2000 the company has issued and outstanding 5,850,000 shares of Series A Preferred Stock; such shares have voting rights equal to those of common shareholders, have priority in liquidation over common shareholders, have no stated dividend requirements and may each be converted into one common share.

     Incidental to the acquisition of CAT and CMG (see BUSINESS ACQUISITIONS) the Company issued 5,500,000 shares of Series A Preferred Stock which, in the opinion of management had a fair value at the time of issuance of $.375 per share.

     Additionally, the Company has issued 250,000 shares of Series A Preferred Stock pursuant to a long-term consulting agreement and 100,000 shares of Series A Preferred Stock as incentive compensation to an officer of the Company; such issuances, in the opinion of management, having a fair value at the time of issuance of $.375 per share.

COMMON STOCK

     The Company is authorized to issue 50,000,000 $.001 par value common shares.

     Through September 30, 2000 the Company has issued 2,949,397 common shares in exchange for cash consideration of $1,748,000 and debt forgiveness of $700,000 which issuance was made pursuant to a private placement to accredited investors, which is exempt from registration under Regulation D of the Securities Act of 1933, as amended. Additionally, the Company issued 218,353 common shares and incurred fees, costs and commissions amounting to $291,247 incidental to such issuances.

     Through September 30, 2000 the Company has issued 5,381,500 common shares pursuant to the conversion of a portion of the Company's 8% Convertible Preferred Notes resulting in a principal reduction of $166,826.

     Pursuant to a certain Termination and Settlement Agreement, the Company issued 300,000 common shares in exchange for forgiveness of $425,000.

     The Company has entered into consultancy agreements whereby 630,000 common shares have been rendered in exchange for services to be provided through June 30, 2001. It is management's opinion that the fair value of such common shares issued is $.375 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's material financial instruments for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable, notes payable, acquisition indebtedness, long-term debt, capital lease obligations and it's 8% convertible note. In the opinion of management, such items other than a component of acquisition indebtedness are carried at values that approximate their fair values because of their liquidity, short-term maturities or because they bear interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

     Certain non-interest bearing acquisition indebtedness, in the original principle amount of $684,000, has been subjected to a 10% present value discount in the accompanying condensed consolidated balance sheet at September 30, 2000.

INCOME TAXES

     As of September 30, 2000 the Company had net operating loss carryforwards of approximately $26,000,000. These net operating loss carryforwards are available to reduce future taxable income and will expire at various dates through 2021. Due to the uncertainties relating to, among other things, changes in the ownership of the Company which occurred in September of 1999 and July of 2000, as well as the disposition and acquisition of various subsidiaries, and the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to potential benefits of approximately $7,200,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance.

     Also, for the above reasons, no credit for income taxes is included in the accompanying condensed consolidated statements of operations for the three month periods ended September 30, 2000 and September 30, 1999 respectively.

EARNINGS (LOSS) PER SHARE

     The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that: (i) the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the assumed exercise of stock options and warrants and the conversion of notes or preferred shares had been issued during the period and (ii) the numerator is adjusted to eliminate interest on convertible notes and convertible preferred dividend requirements.

     Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the three month periods ended September 30, 2000 and 1999, respectively and, accordingly, the effects of the assumed conversion of all of the Company's outstanding convertible notes, and the assumed exercise of all of the Company's outstanding warrants and the application of the treasury stock method, would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash balances with major financial institutions that have high credit ratings. At times, such balances may exceed Federally insured limits.

     The Company generally extends credit to its customers (which include third party payors), all of whom are located in the northeastern United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the three month periods ended September 30, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at September 30, 2000.

OPERATING LEASE COMMITMENTS

     On September 1, 1999, CMG entered into a twenty-one month sublease for the period September 1, 1999 through June 30, 2001 for 4,500 square feet of office space. The rent is $4,200 per month and is not subject to further increases.

     On March 10, 1999, CAT entered into an amended ten year lease for the term March 10, 1999 through March 31, 2009, for 7,000 square feet of laboratory and office space.

Management's Discussion and Analysis or Plan of Operations

         The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report.

Overview

         Comprehensive Medical Diagnostics Group, Inc. ("Medical Diagnostics") was originally incorporated in Florida on August 17, 1992 as American Risk Management Group, Inc. It's name was changed to Comprehensive Medical Diagnostic Group, Inc. on August 20, 2000.

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

         In order to implement its focus and strategy the Company recently completed three acquisitions as follows:

         Cardiovascular Laboratories Holding, Inc.

                  As of July 27, 2000 the Company, through its wholly owned subsidiary, Cardiovascular Laboratories Holding, Inc. ("CLH") acquired the assets and assumed the liabilities of Cardiovascular, LLC ("CLI") which, on May 31, 2000 acquired the assets (including inventory, equipment, machinery, and contractual and other rights and certain accounts receivable) and assumed certain liabilities of Cardiovascular Laboratories, Inc. of PA ("CLP"). The transaction between CLI and CLP closed in escrow, which escrow was maintained after the closing between CLH and CLI, pending the assignment and assumption of certain equipment leases and financing contracts by CLH.

                  As consideration for the acquisition of CLI, CLH assumed CLI's obligations under a seller note to CLP to pay $684,000 over a period of three years subject to reduction should certain monthly revenue levels not be attained and also assumed CLI's obligations under certain leases, financing agreements and trade obligations.

                  CLH specializes in the provision of non-invasive cardiovascular imaging and the turnkey management of fixed sight vascular and ecocardiographic ultrasound laboratories.

         Comprehensive Medical Group, Ltd.

                  As of July 25, 2000, the Company entered into an Agreement and Plan of Reorganization with The Comprehensive Medical Group, Ltd. ("CMG"). The Company issued 3,000,000 shares of its Series A Convertible Preferred Stock to CMG's shareholders in exchange for all issued and outstanding stock of CMG.

                  CMG intends to provide health and wellness management services for employee assistance programs, human resource departments and labor unions; and to design and operate a kiosk based point of purchase medical marketing program called "The Wellness Shop"; and to design and operate a website called "Leaseonlife.com" to provide interactive health and wellness analysis, treatment content and management tools.

         Diagnostic Management Group Holdings, Inc.

                  As of August 2, 2000, the Company through its wholly owned subsidiary, Diagnostic Management Group Holdings, Inc. ("DMG") acquired the assets of CAT, a New York limited liability company.

                  The purchase price for CAT's assets was $1,100,000 in cash and 2,500,000 shares of the Company's Series A Convertible Preferred Stock. DMG acquired all inventory equipment, machinery, contractual and other rights, and certain accounts receivable, also assuming certain equipment leases and trade payables.

                  DMG manages the operation of a medical diagnostic cardiological and neurological testing services and tele-medicine of CAT - ECG PC, a New York professional corporation.

         Additionally the Company discontinued certain operations as follows:

         On April 1, 2000 the Company discontinued its manufacturing operations by agreeing to sell it's subsidiary Industrial Fabrication & Repair, Inc. ("IFR") back to its previous owner in exchange for 3,325 shares of the Company's common stock with a fair value of approximately $64,941 (or $19.53 per share). The shares reacquired have been reflected as treasury stock in the accompanying condensed consolidated balance sheet. On June 29, 2000, the Board of Directors, and a majority of the stockholders of the Company approved the adoption of a plan to effectively (i) discontinue the administrative services operations of PeopleFirst Staffing LLC (PeopleFirst) through the return of the right to operate its business to its previous owners in exchange for their agreement to relieve the Company of all obligations arising from such operations and (ii) liquidate the remaining assets and liabilities of PeopleFirst.

         The condensed consolidated statement of operations includes the operations of CLH, CMG and DMG from the respective effective dates that they were acquired by the Company. The results of operations IFR and PeopleFirst are reported as losses from discontinued operations.

Pro Forma

         The following discussion includes the results of operations for the three months ended September 30, 2000 and 1999 as though both the acquisitions and dispositions described above had been consummated on July 1, 1999.

         During the three months ended September 30, 2000, consolidated revenues increased by approximately $11,000 or 1% from approximately $821,000 for the three months ended September 30, 1999 to approximately $832,000 for the three months ended September 30, 2000.

         Operating costs for the three months ended September 30, 2000 increased approximately $451,000 or 46% from approximately $980,000 for the three months ended September 30, 1999 to approximately $1,431,000 for the three months ended September 30, 2000. This increase is attributable to an increases in kiosk and website development costs, administrative expenses and expenses related to changes in the Company's focus and direction.

         On a pro forma basis, the Company's loss from continuing operations increased by approximately $441,000 or $(.09) per share from approximately $158,000 or $(.03) per share for the three months ended September 30, 1999 to approximately $599,000 or $(0.12) per share for the three months ended September 30, 2000.

Historical Information

         These results include the operations of CLH, CMG and DMG from the effective date of their acquisitions by the Company through September 30, 2000.

         During the three months ended September 30, 2000 the Company had revenues of $559,121, all of which was derived from its operating subsidiaries, CLH and DMG.

         Selling general and administrative expenses were $956,011 of which $527,830 was attributable to its operating subsidiaries and the remainder, of $428,181 was attributable to kiosk and website development costs as well as administrative expenses.

         Depreciation attributable to acquired assets and amortization of goodwill arising from these acquisitions amounted to $67,099 for the three months ended September 30, 2000. Interest expense was $44,122 for this period.

         As a result of all the above, the Company's loss from continuing operations and net loss amounted to $508,111 $(0.10 per share) and $606,531 $(0.12 per share), respectively, for the three months ended September 30, 2000.

Liquidity and Capital Resources

         At September 30, 2000 the Company had a working capital deficiency of $641,897. The working capital deficiency is attributable to the excess of current liabilities over assets assumed in the acquisitions of CHP, current amounts due to sellers of CAT and CHP and current obligations incidental to CMG's kiosk and website development costs and fees incidental to the above, a private placement offering and a debt restructuring.

         Private Placement

         On July 17, 2000, the Company entered into subscription agreements with fifteen accredited investors under a private placement, which is exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Company has agreed to sell to these accredited investors 5,000,000 shares of its common stock at a per share price of $.83 for an aggregate purchase price of $4,150,000. As of September 29, 2000, the Company has received or accounted for $2,448,000 of these subscriptions.

         Note Restructuring

         Prior to July 14, 2000, the Company had outstanding three 8% Convertible Promissory Notes, dated March 3, 1999 in the aggregate principle amount of $819,000 ("Convertible Notes") and one 8% Promissory Note having a principal amount of $81,000 ("Non-Convertible Note"). The Company was in default as to the above notes and interest of $30,000 was due.

         The terms and conditions of the Convertible Notes were amended and restated in a Note Reformation Agreement dated as of July 14, 2000 and new Convertible Notes were issued reflecting a total balance of $930,000, extending the maturity date to June 30, 2003 and amending and modifying the conversion terms of the Convertible Note.
         Additionally, the Non-Convertible Note was cancelled.

         Subsequently, the Amended and Restated Convertible Notes were sold by the note holder to a group of investors.

         As of September 30, 2000 certain convertible note holders exercised their conversion rights resulting in the Company's issuance of 5,381,500 common shares and thereby reducing the principal balance of the 8% Convertible Note to $763,174.

         The Company anticipates that its working capital, as a result of its private placement, together with anticipated cash flow from the recently acquired companies, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plan changes (due to unanticipated expenses or difficulties of integrating these acquisitions), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, or at all, on commercially reasonable terms. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity. The Company believes that it will be able to obtain financing, if needed, although there can be no assurances of such.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Comprehensive Medical Diagnostics Group,
                                     Inc., a Florida corporation

         Date: November 20, 2000     By: /s/ JAMES H. CLINGHAM, SR.
                                         -----------------------------------
                                     James H. Clingham, Sr., President