Form 10-Q
period 2000-12-31
COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP INC
filed 2001-02-20
CIK 893771

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ____________

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

                                   65-0353816
                                  ------------
                        (IRS Employer Identification No.)

           32 NASSAU STREET, SECOND FLOOR, PRINCETON, NEW JERSEY 08542
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  609-924-1001
                                 --------------
                           (Issuer's telephone number)

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

                                 Yes [X] No [ ]

                State the number of shares outstanding of each of
             the issuer's classes of common equity, as of the latest
            practicable date. As of December 31, 2000 the registrant
          had issued and outstanding 12,675,369 shares of common stock.

           Transitional Small Business Disclosure Format (check one);

                                 Yes [ ] No [X]

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

Condensed Consolidated Balance Sheet as of
         December 31, 2000.................................................   2

Condensed Consolidated Statements of Operations for the Six Months
         Ended December 31, 2000 and 1999 (unaudited)......................   3

Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2000 and 1999 (unaudited)......................   4

Condensed Consolidated Statement of Stockholders' Equity for the
         Six Months Ended December 31, 2000 (unaudited)....................   6

Notes to the Financial Statements..........................................   7

Item 2.  Management's Discussion and Analysis or Plan
         of Operations.....................................................   15

Part II. OTHER INFORMATION

Signatures.................................................................   18



             COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2000

     Assets
Current Assets
     Cash                                                                             $     9,071
     Accounts Receivable                                                                  752,023
     Prepaid Expenses                                                                     211,815
                                                                                      -----------
          Total Current Assets                                                            972,909

Property and Equipment, Net of $157,286 accumulated depreciation                        1,439,464
Goodwill, Net of accumulated amortization of $48,506                                    3,867,969
Deferred Costs                                                                            173,703
                                                                                      -----------
          Total Assets                                                                  6,454,045
                                                                                      ===========

       Liabilities and Stockholders Equity
Current Liabilities
       Accounts Payable and Accrued Expenses                                            1,166,391
       Promissory Note Payable                                                            350,000
       Note Payable, Demand                                                               257,935
       Current Portion of Acquisition Indebtedness                                        246,279
       Current Portion of Long Term Debt                                                  181,746
       Current Portion of Capitalized Lease Obligations                                    74,866
       Notes Payable - Affiliates                                                         198,080
                                                                                      -----------
           Total Current Liabilities                                                    2,475,297
       Promissory Notes Payable                                                           125,000
       Acquisition Indebtedness, Less Current Portion                                     443,415
       Long Term Debt                                                                     122,650
       Capitalized Lease Obligations                                                      279,319
       8% Convertible Notes Payable                                                       676,810
                                                                                      -----------
           Total Liabilities                                                            4,122,491
Stockholders' Equity
       Series A Convertible Preferred Stock, $.001 par value, 30,000,000
           shares authorized 5,850,000 issued and outstanding                               5,850
       Common Stock, $.001 par value 50,000,000 shares authorized
           12,678,694 shares issued and 12,675,369 shares outstanding                      12,678
       Additional Paid In Capital                                                      12,156,429
       Treasury Stock, 3,325 shares at cost                                               (64,941)
       Accumulated Deficit                                                             (9,778,462)
                                                                                      -----------

           Total Stockholders' Equity                                                   2,331,554
                                                                                      -----------

       Total Liabilities and Stockholders' Equity                                     $ 6,454,045
                                                                                      ===========



See notes to the condensed consolidated financial statements.

             COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Three Months Ended                  Six Months Ended
                                                                           December 31                         December 31,
                                                                   ----------------------------      -----------------------------
                                                                      2000              1999            2000              1999
                                                                   ----------        ----------      -----------       -----------
Revenues                                                           $  890,282        $        -      $ 1,449,403       $         -
                                                                   ----------        ----------      -----------       -----------

Selling, General and Administrative Expenses                        1,718,907                 -        2,616,720                 -
Depreciation and Amortization                                          49,395                 -          174,692                 -
                                                                   ----------        ----------      -----------       -----------
       Total                                                        1,768,302                 -        2,791,412                 -

Operating Loss                                                       (878,020)                -       (1,342,009)                -

Other Expense                                                                                                                    -
       Interest                                                        97,617                 -          141,739                 -
                                                                   ----------        ----------      -----------       -----------

Loss From Continuing Operations                                      (975,637)                -       (1,483,748)                -

Loss From Discontinued Operations (net of $0 tax effect)                    -          (978,623)         (98,420)       (1,405,138)
                                                                   ----------        ----------      -----------       -----------

Loss Before Minority Interest                                        (975,637)         (978,623)      (1,582,168)       (1,405,138)

Loss Applicable to Minority Interest                                        -           195,725                -           281,028
                                                                   ----------        ----------      -----------       -----------

       Net Loss                                                      (975,637)         (782,898)     $(1,582,168)      $(1,124,110)
                                                                   ==========        ==========      ===========       ===========

Net Loss Per Common Share from Continuing Operations               $    (0.15)       $       -       $     (0.23)      $         -

Net Loss Per Common Share from Discontinued
Operations                                                                  -             (0.12)           (0.02)            (0.17)
                                                                   ----------        ----------      -----------       -----------

Net Loss Per Common Share                                          $    (0.15)       $    (0.12)     $     (0.25)      $     (0.17)
                                                                   ==========        ==========      ===========       ===========

Weighted Average Common Shares Outstanding                          6,469,431         6,469,431        6,469,431         6,469,431
                                                                   ==========        ==========      ===========       ===========



See notes to the condensed consolidated financial statements.

                 COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS


                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                              2000             1999
                                                                                          -----------       -----------
Cash Flows from Operating Activities
       Operating Activities:
         Net Loss                                                                         $(1,582,168)      $(1,124,110)
         Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by
            Operating Activities
                Depreciation and Amortization                                                 174,692           240,683
                Amortization of Debt Issuance Costs                                                 -           921,145
         Compensation and Other Services Paid Through Issuance of Common
         Stock                                                                                423,750           190,312
            Loss Attributable to Minority Interest                                                  -          (281,028)

Changes in Operating Assets and Liabilities
       Accounts Receivable                                                                   (752,023)         (113,853)
       Inventories                                                                                  -           100,931
       Prepaid Expenses                                                                      (211,815)                -
       Other Assets                                                                            43,477            12,305
       Accounts Payable and Current Liabilities                                             1,061,988           107,506
                                                                                          -----------       -----------
         Net Cash (Used In) Provided By Operating Activities                                 (842,099)           53,891
Cash Flows From Investing Activities
       Net Cash From Reverse Acquisition                                                            -            76,994
       Purchase of Property and Equipment                                                    (817,063)                -
       Purchase of Goodwill                                                                (2,771,452)                -
       Deferred Costs                                                                        (173,703)                -
       Repayment of Acquisition Indebtedness                                                  (54,800)                -
       Repayment of Long Term Debt                                                            (68,519)                -
       Repayment of Capitalized Lease Operations                                              (28,447)                -
                                                                                          -----------       -----------
         Net Cash (Used In) Provided by Investing Activities                               (3,913,984)           76,994
Cash Flows From Financing Activities
       Capital Contribution                                                                         -               100
       Net Borrowings In Long Term Debt                                                             -             1,741
       Proceeds From Demand Note Payable                                                      257,935                 -
       Proceeds From Acquisition Indebtedness                                                 913,384                 -
       Proceeds From Long Term Debt                                                           372,915                 -
       Proceeds From Capitalized Lease Obligations                                            382,632                 -
       Proceeds From Promissory Notes Payable                                                 475,000                 -
       Proceeds From Notes Payable Affiliate                                                  898,080                 -
       Issuance of Common Shares                                                            1,455,191                 -
                                                                                          -----------       -----------
         Net Cash Provided By Financing Activities                                          4,755,137             1,841
Net (Decrease) Increase in Cash                                                                  (946)          132,726
Cash Beginning of Period                                                                       10,017                 -
                                                                                          -----------       -----------
Cash, End of Period                                                                       $     9,071       $   132,726
                                                                                          ===========       ===========


See notes to the condensed consolidated financial statements.

                 COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                         --------------------------
                                                                                            2000             1999
                                                                                         ----------         -------
Supplemental Disclosure of Cash Flow Information
       Interest Paid                                                                     $  141,739         $19,545
                                                                                         ==========         =======
       Income Taxes Paid                                                                 $        -         $     -
                                                                                         ==========         =======

Supplemental Schedule of Non-Cash Investing and Finance Activities
       Issuance of 3,000,000 Preferred Shares for the Common Shares of
         The Comprehensive Medical Group, Ltd.                                            1,125,000               -
       Issuance of 2,500,000 Preferred Shares in Exchange for the Assets of
         CAT, a New York Limited Liability Company                                          937,500               -
       Issuance of 250,000 Preferred Shares for Long Term Consulting
         Agreement                                                                           93,750               -
       Issuance of 100,000 Preferred Shares as Incentive Compensation                        37,500               -
       Issuance of 8,167,451Common Shares Upon Conversion of 8%
         Convertible Note                                                                   253,190               -
       Issuance of 843,373 Common Shares in Exchange for Forgiveness of
       Indebtedness to Affiliates                                                           700,000               -
       Issuance of 780,000 Common Shares for Consulting Service                             292,500               -
       Issuance of 300,000Common Shares Pursuant to Settlement Agreement
       and Forgiveness of Indebtedness                                                      425,000               -
                                                                                         ----------         -------
         Total                                                                           $3,864,440         $     -
                                                                                         ==========         =======




See notes to the condensed consolidated financial statements.

                 COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                SIX MONTHS ENDED DECEMBER 31, 2000



                                                                                Preferred Stock       Common Stock      Additional
                                                                              ------------------  -------------------    Paid In
                                                                                Shares    Amount    Shares     Amount    Capital
                                                                              ---------   ------  ----------  -------  -----------
Balance, June 30, 2000                                                                -   $    -     263,493  $   263  $ 6,855,063

Preferred Stock Issuances
   In Exchange for the Common Shares of The Comprehensive Medical Group, Ltd. 3,000,000    3,000           -        -    1,122,000
   In Exchange for the Assets of CAT, a New York Limited Liability Company    2,500,000    2,500           -        -      935,000
   For Long-Term Consulting Agreement                                           250,000      250           -        -       93,500
   As Incentive Compensation                                                    100,000      100           -        -       37,400
Common Stock Issuances
   Pursuant to Private Placement Offering                                             -        -   2,106,024    2,106    1,745,894
   Resulting from Note Conversion                                                     -        -   8,167,451    8,168      245,022
   In Exchange for Forgiveness of Indebtedness                                        -        -     843,373      843      699,157
   For Consulting Services                                                            -        -     780,000      780      291,720
   Pursuant to Settlement Agreement and in Forgiveness of Indebtedness                -        -     300,000      300      424,700
   Fees Incidental to Private Placement                                               -        -     218,353      218         (218)
   Fees and Costs Incurred Incidental to Private Placement                            -        -           -        -     (111,159)
   Commissions Paid Incidental to Private Placement                                   -        -           -        -     (181,650)
Net Loss                                                                              -        -           -        -            -
                                                                              ---------   ------  ----------  -------  -----------
Balance, September 30, 2000                                                   5,850,000   $5,850  12,678,694  $12,678  $12,156,429
                                                                              =========   ======  ==========  =======  ===========


                                                                                             Treasury Stock
                                                                              Accumulated   ----------------
                                                                                Deficit     Shares   Amount       Total
                                                                              -----------   ------  --------   -----------
Balance, June 30, 2000                                                        $(8,196,294)   3,325  $(64,941)  $(1,405,909)

Preferred Stock Issuances
   In Exchange for the Common Shares of The Comprehensive Medical Group, Ltd.           -        -         -     1,125,000
   In Exchange for the Assets of CAT, a New York Limited Liability Company              -        -         -       937,500
   For Long-Term Consulting Agreement                                                   -        -         -        93,750
   As Incentive Compensation                                                            -        -         -        37,500
Common Stock Issuances
   Pursuant to Private Placement Offering                                               -        -         -     1,748,000
   Resulting from Note Conversion                                                       -        -         -       253,190
   In Exchange for Forgiveness of Indebtedness                                          -        -         -       700,000
   For Consulting Services                                                              -        -         -       292,500
   Pursuant to Settlement Agreement and in Forgiveness of Indebtedness                  -        -         -       425,000
   Fees Incidental to Private Placement                                                 -        -         -             -
   Fees and Costs Incurred Incidental to Private Placement                              -        -         -      (111,159)
   Commissions Paid Incidental to Private Placement                                     -        -         -      (181,650)
Net Loss                                                                       (1,582,168)       -         -    (1,582,168)
                                                                              -----------    -----  --------   -----------
                                                                              $(9,778,462)   3,325  $(64,941)  $ 2,331,554
Balance, September 30, 2000                                                   ===========    =====  ========   ===========



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

UNAUDITED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Comprehensive Medical Diagnostics Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2000 and their results of operations, changes in stockholders' equity and cash flows for the six months ended December 31, 2000 and 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 2000 and for the years ended June 30, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended June 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

   The results of the Company's operations for the six months ended December 31, 2000 and 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 2001.

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

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and loss from discontinued operations was as follows:


                                                         Six Months Ended
                                                    ---------------------------
                                                    December 31,   December 31,
                                                        2000          1999
                                                    ------------   ------------
       Revenue                                        $      -     $ 1,786,578
                                                      ========     ===========
       Loss from discontinued operations              $(98,420)    $(1,405,138)
                                                      ========     ===========
       Loss from operations                           $(98,420)    $(1,405,138)
                                                      ========     ===========


PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following

       Operating equipment                                         $1,434,941
       Website and kiosk software and equipment                       133,598
       Office equipment                                                18,754
       Vehicles                                                        10,467
                                                                   ----------
           Subtotal                                                 1,597,760
       Less accumulated depreciation and amortization                (158,296)
                                                                   ----------
           Total                                                   $1,439,464
                                                                   ==========


     Depreciation expense charged to operations for the six month period ended December 31, 2000 amounted to $127,599.

GOODWILL

     During the six month period ended December 31, 2000 the Company acquired substantially all of the assets of CAT and CLI subject to the assumption of certain indebtedness; as well as all of the issued and outstanding stock of CMG. The excess cost over net book value of assets acquired as a result of these acquisitions aggregated $3,916,475 and is comprised as follows:

     CLI
         Assumption of a non-interest bearing seller note of $684,000 payable originally over a 36 month period (extended to a 48 month period effective October, 2000) and subject to adjustment if certain future monthly revenue levels are not attained, after a present value
         discount of 10%                                                            $  510,710
         Assumption of liabilities in excess of net book value of assets
         acquired                                                                      267,945
         Capitalized costs and fees incidental to the transaction                       70,151
                                                                                    ----------
                  Subtotal                                                          $  848,806
                                                                                    ----------
     CAT
         Cash                                                                       $1,100,000
         Issuance of 2,500,000 shares of the Company's Series A Convertible
         Preferred Stock with an estimated fair value of $.375 per share at the
         time of issuance                                                              937,500
         Capitalized costs and fees incidental to the transaction                       15,311
         Less: Amount allocable to fair market in excess of net book value of
         property and equipment acquired                                              (750,000)
                                                                                    ----------
                  Subtotal                                                          $1,302,811
                                                                                    ----------


          COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     CMG
         Issuance of 3,000,000 shares of the Company's Series A Convertible
         Preferred Stock with an estimated fair value of $.375 per share at time
         of issuance                                                                $1,125,000
         Assumption of liabilities in excess of net book value of assets acquired      634,858
         Capitalized costs and fees incidental to the transaction                        5,000
                                                                                    ----------
                  Subtotal                                                           1,764,858
                                                                                    ----------

                  Total                                                             $3,916,475
                                                                                    ==========


     The Company is amortizing goodwill over a 40 year period. Amortization for the six months ended December 31, 2000 amounts to $48,506.

     The following unaudited pro forma information shows the results of operations for the six months ended December 31, 2000 and 1999 as though the acquisitions described at BUSINESS ACQUISITIONS and dispositions described at DISCONTINUED OPERATIONS had been consummated on July 1, 1999:


                                                          Six Months Ended
                                                     --------------------------
                                                     December 31,  December 31,
                                                        2000          1999
                                                     -----------   ------------
       Revenues                                      $ 1,449,403    $1,807,843
       Operating costs                                 3,031,571     1,851,462
                                                     -----------    ----------
         Net Loss                                     (1,582,168)      (43,619)
                                                     ===========    ==========
     Net loss per common share                       $     (0.25)   $    (0.01)
                                                     ===========    ==========
     Weighted average common shares outstanding        6,469,431     6,469,431
                                                     ===========    ==========


NOTES PAYABLE DEMAND

     The Company through its subsidiary, CLH agreed to assume certain demand loan obligations of CLP. Pursuant thereto, there are outstanding advances under a loan commitment which permits borrowings as determined by a percentage of CLH's qualifying accounts receivable, up to a maximum limitation of $1,000,000. Such borrowings bear interest at the lenders defined prime rate plus 2.25%. Repayments under the loan are via a lock box agreement which provides for the receipt and processing of accounts receivable. The outstanding balance under this financing arrangement was $257,935 at December 31, 2000.

ACQUISITION INDEBTEDNESS

     Acquisition indebtedness is comprised of the following:
       Non-interest bearing seller note payable in the original principal amount of $684,000 incurred upon the acquisition of CLI's net assets and payable originally over a 36 month period (extended to a 48 month period effective October, 2000) without interest and subject to adjustment if certain future monthly revenue levels are not attained, after a 10%
       present value discount                                                        $510,710
       Remaining cash consideration due incidental to the acquisition of
       CAT's net assets                                                               150,000
       Amounts due CAT sellers consisting of uncollected and unremitted
       accounts receivable existing on the transaction date                            28,984
                                                                                     --------
         Total                                                                        689,694
       Less current portion                                                           246,279
                                                                                     --------
                                                                                     $443,415
                                                                                     ========


           COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The aggregate amount of future principal repayments at December 31, 2000 is as follows:


         Year ending December 31
--------------------------------------------
                  2001                                            $246,279
                  2002                                             110,840
                  2003                                             158,340
                  2004                                             172,235
                                                                  --------
                  Total                                           $689,694
                                                                  ========


LONG TERM DEBT

     The Company, through its subsidiary CLH, has agreed to assume certain long-term debt of CLP which, at December 31, 2000 consists of the following:

       Term loan payable in monthly installments of $2,075, including interest
       at 13.7% through October 16, 2001                                            $  24,943
       Term loan payable in monthly installments of $1,908, including interest
       at 9.0% through June 1, 2001                                                    14,810
       Equipment loan payable in monthly installments of $557, including
       interest at 10.0% through May 27, 2003                                          15,747
       Equipment loan payable in monthly installments of $13,640, including
       interest at 10.675% through September 29, 2002                                 248,896
                                                                                    ---------
                                                                                      304,396
       Less current portion                                                          (181,746)
                                                                                    ---------
       Long-term debt                                                               $ 122,650
                                                                                    =========


     The loans are secured by liens on equipment and accounts receivable of CLH.

     The aggregate amount of future principal repayments at December 31, 2000 is as follows:


              Years Ending December 31,
                      2001                            $190,678
                      2002                             111,004
                      2003                               2,714
                                                      --------
        Total                                         $304,396
                                                      ========


           COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
                         NOTES TO THE FINANCIAL STATEMENTS

PROMISSORY NOTES PAYABLE

     On October 6, 2000 the Company borrowed $350,000 from a group of lenders. This obligation has subsequently been repaid with interest at 10%.

     The Company, through its subsidiary CLH has agreed to assume three promissory notes payable made March 30, 1998 totaling $125,000. The notes have an interest rate of 7% per annum which is payable quarterly. The principal balances of the notes were initially due March 30, 1999 but have been extended through July 2002. In accordance with the terms of the notes the interest rate on the outstanding principal balances was increased to the default rate of 11% per annum as of April 1, 1999. The notes are secured by a second security interest in the accounts receivable of CLH and are subordinated to advances of up to $1,000,000 under a demand note payable loan commitment. The outstanding principal balances as of December 31, 2000 totaled $125,000.

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

     The future minimum lease payments under capital lease and the net present value of the future minimum lease payments at December 31, 2000 are as follows:

       Total minimum lease payments                      $439,417
       Amount representing interest                        85,232
                                                         --------
       Present value of net minimum Lease payments        354,185
       Current portion                                     74,866
                                                         --------
       Long-term capital lease obligation                $279,319
                                                         ========


8% CONVERTIBLE NOTE PAYABLE

     Prior to July 14, 2000, the Company had outstanding three 8% Convertible Promissory Notes, dated March 3, 1999 in the aggregate principal amount of $819,000 ("Convertible Notes") and one 8% Promissory Note having a principal amount of $81,000 ("Non-Convertible Note"). The Company was in default as to the above notes and interest of $30,000 was due.

     The terms and conditions of the Convertible Notes were amended and restated in a Note Reformation Agreement dated as of July 14, 2000 and new Convertible Notes were issued reflecting a total balance of $930,000, extending the maturity date to June 30, 2003 and amending and modifying the conversion terms of the Convertible Note. Additionally, the Non-Convertible Notes was cancelled.

     Subsequently, the Amended and Restated Convertible Notes were sold by the note holder to a group of investors.

     As of December 31, 2000 certain convertible note holders exercised their conversion rights resulting in the Company's issuance of 8,167,451 common shares and thereby reducing the principal balance of the 8% Convertible Note to $676,810.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK

     The Company is authorized to issue 30,000,000 shares of $.0001 par value preferred stock. As of December 31, 2000 the company has issued and outstanding 5,850,000 shares of Series A Preferred Stock; such shares have voting rights equal to those of common shareholders, have priority in liquidation over common shareholders, have no stated dividend requirements and may each be converted into one common share.

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

     Through December 31, 2000 the Company has issued 2,949,397 common shares in exchange for cash consideration of $1,748,000 and debt forgiveness of $700,000 which issuance was made pursuant to a private placement to accredited investors, which is exempt from registration under Regulation D of the Securities Act of 1933, as amended. Additionally, the Company issued 218,353 common shares and incurred fees, costs and commissions amounting to $292,809 incidental to such issuances.

     Through December 31, 2000 the Company has issued 8,167,451 common shares pursuant to the Company's conversion of a portion of the 8% Convertible Preferred Notes resulting in a principal reduction of $253,190.

     Pursuant to a certain Termination and Settlement Agreement, the Company issued 300,000 common shares in exchange for forgiveness of $425,000.

     The Company has entered into consultancy agreements whereby 780,000 common shares have been rendered in exchange for services to be provided through June 30, 2001. It is management's opinion that the fair value of such common shares issued is $.375 per share.

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

     Certain non-interest bearing acquisition indebtedness, in the original principle amount of $684,000, has been subjected to a 10% present value discount in the accompanying condensed consolidated balance sheet at December 31, 2000.

         COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

     As of December 31, 2000 the Company had net operating loss carryforwards of approximately $26,000,000. These net operating loss carryforwards are available to reduce future taxable income and will expire at various dates through 2021. Due to the uncertainties relating to, among other things, changes in the ownership of the Company which occurred in September of 1999 and July of 2000, as well as the disposition and acquisition of various subsidiaries, and the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to potential benefits of approximately $7,200,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance.

     Also, for the above reasons, no credit for income taxes is included in the accompanying condensed consolidated statements of operations for the six month periods ended December 31, 2000 and December 31, 1999 respectively.

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

     Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the six month periods ended December 31, 2000 and 1999, respectively and, accordingly, the effects of the assumed conversion of all of the Company's outstanding convertible notes, and the assumed exercise of all of the Company's outstanding warrants and the application of the treasury stock method, would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash balances with major financial institutions that have high credit ratings. At times, such balances may exceed Federally insured limits.

     The Company generally extends credit to its customers (which include third party payors), all of whom are located in the northeastern United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the six month periods ended December 31, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at December 31, 2000.

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

Pro Forma

         The following discussion includes the results of operations for the six months ended December 31, 2000 and 1999 as though both the acquisitions and dispositions described above had been consummated on July 1, 1999.

         During the six months ended December 31, 2000, consolidated revenues decreased by approximately $400,000 or 22% from approximately $1,800,000 for the six months ended December 31, 1999 to approximately $1,400,000 for the six months ended December 31, 2000.

         Operating costs for the six months ended December 31, 2000 increased approximately $1,000,000 or 53% from approximately $1,900,000 for the six months ended December 31, 1999 to approximately $2,900,000 for the six months ended December 31, 2000. This increase is attributable to an increases in kiosk and website development costs, administrative expenses and expenses related to changes in the Company's focus and direction.

         On a pro forma basis, the Company's loss from continuing operations increased by approximately $1,455,000 or $(0.24) per share from approximately $(45,000) or $(0.01) per share for the six months ended December 31, 1999 to approximately $1,500,000 or $(0.25) per share for the six months ended December 31, 2000.

Historical Information

         These results include the operations of CLH, CMG and DMG from the effective date of their acquisitions by the Company through December 31, 2000.

         During the six months ended December 31, 2000 the Company had revenues of $1,449,403, all of which was derived from its operating subsidiaries, CLH and DMG.

         Selling general and administrative expenses were $2,616,720 of which $1,937,163 was attributable to its operating subsidiaries and the remainder, of $679,557 was attributable to kiosk and website development costs as well as administrative expenses.

         Depreciation attributable to acquired assets and amortization of goodwill arising from these acquisitions amounted to $174,692 for the six months ended December 31, 2000. Interest expense was $141,739 for this period.

         As a result of all the above, the Company's loss from continuing operations and net loss amounted to $1,483,748 $(0.23 per share) and $1,582,168 $(0.25 per share), respectively, for the six months ended December 31, 2000.

Liquidity and Capital Resources

         At December 31, 2000 the Company had a working capital deficiency of $1,502,388. The working capital deficiency is attributable to losses from operations, the excess of current liabilities over assets assumed in the acquisitions of CHP, current amounts due to sellers of CAT and CHP and current obligations incidental to CMG's kiosk and website development costs and fees incidental to the above, a private placement offering and a debt restructuring.

         Private Placement

         On July 17, 2000, the Company entered into subscription agreements with fifteen accredited investors under a private placement, which is exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Company has agreed to sell to these accredited investors 5,000,000 shares of its common stock at a per share price of $.83 for an aggregate purchase price of $4,150,000. As of December 31, 2000, the Company has received or accounted for $2,448,000 of these subscriptions.

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

         As of December 31, 2000 certain convertible note holders exercised their conversion rights resulting in the Company's issuance of 8,167,451common shares and thereby reducing the principal balance of the 8% Convertible Note to $676,810.

         The Company anticipates that its working capital, as a result of the private placement of its securities, working capital loans presently being negotiated, together with anticipated cash flow from the recently acquired companies, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plan changes (due to unanticipated expenses or difficulties of integrating these acquisitions), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, or at all, on commercially reasonable terms. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity. The Company believes that it will be able to obtain financing, if needed, although there can be no assurances of such.


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed or behalf by the undersigned thereunto duly authorized.

                                Comprehensive Medical Diagnostics Group, Inc. A Florida Corporation

                                /s/ Ronald Wilheim
                                ----------------------------------------
                                Ronald Wilheim
                                Chief Executive Officer

Date: February 20, 2001