Form 10QSB
period 2001-03-31
COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP INC
filed 2001-05-21
CIK 893771

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   Form 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

            |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____________ to _____________

                        Commission file number 000-22653

                  Comprehensive Medical Diagnostics Group, Inc.
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0353816
                        (IRS Employer Identification No.)

           32 Nassau Street, Second Floor, Princeton, New Jersey 08542
                    (Address of principal executive offices)

                                  609-924-1001
                           (Issuer's telephone number)

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

                                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2001 the registrant had issued and outstanding 20,665,369 shares of common stock.

           Transitional Small Business Disclosure Format (check one);

                                 Yes |_| No |X|

Part I Financial Information

Item 1.     Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2001 (unaudited)         2

Condensed Consolidated Statements of Operations for the Nine Months
         Ended March 31, 2001 and 2000 (unaudited)                            3

Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2001 and 2000 (unaudited)                            4

Condensed Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended March 31, 2001 (unaudited)                         6

Notes to the Financial Statements                                             7

Item 2.     Management's Discussion and Analysis or Plan of Operations

Part II.    Other Information

Signatures

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001

     Assets
Current Assets
     Cash                                                                                       $      5,771
     Accounts Receivable                                                                           4,949,780
     Note Receivable                                                                                  37,628
     Prepaid Expenses                                                                                230,797
                                                                                                ------------
          Total Current Assets                                                                     5,223,976

Property and Equipment, Net of $243.200 accumulated depreciation                                   1,665,062
Goodwill, Net of accumulated amortization of $99,906                                              10,039,270
Deferred Costs                                                                                       196,462
                                                                                                ------------
          Total Assets                                                                            17,124,770
                                                                                                ============

       Liabilities and Stockholders Equity
Current Liabilities
       Accounts Payable and Accrued Expenses                                                       1,471,304
       Income Taxes Payable                                                                          357,474
       Note Payable, Demand                                                                          236,182
       Current Portion of Acquisition Indebtedness                                                 4,026,084
       Current Portion of Long Term Debt                                                             221,685
       Current Portion of Capitalized Lease Obligations                                              139,365
       Notes Payable - Affiliates                                                                    928,508
                                                                                                ------------
           Total Current Liabilities                                                               7,380,602
       Promissory Notes Payable                                                                      123,063
       Acquisition Indebtedness, Less Current Portion                                              5,451,521
       Long Term Debt                                                                                130,712
       Capitalized Lease Obligations                                                                 304,839
       8% Convertible Notes Payable                                                                  431,086
       Deferred Taxes Payable                                                                      1,126,448
                                                                                                ------------
           Total Liabilities                                                                      14,948,271
Stockholders' Equity
       Series A Convertible Preferred Stock, $.001 par value, 30,000,000 shares authorized
           5,850,000 issued and outstanding                                                            5,850
       Common Stock, $.001 par value 50,000,000 shares authorized 20,668,694 shares issued
           and 20,665,369 shares outstanding                                                          20,668
       Additional Paid In Capital                                                                 12,441,379
       Treasury Stock, 3,325 shares at cost                                                          (64,941)
       Accumulated Deficit                                                                       (10,226,457)
                                                                                                ------------

           Total Stockholders' Equity                                                              2,176,499
                                                                                                ------------

       Total Liabilities and Stockholders' Equity                                               $ 17,124,770
                                                                                                ============

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31                       March 31,
                                                           ---------------------------    ---------------------------
                                                               2001           2000            2001           2000
                                                           ------------    -----------    ------------    -----------
Revenues                                                   $  2,161,140    $        --    $  3,610,543    $        --
                                                           ------------    -----------    ------------    -----------

Selling, General and Administrative Expenses                  2,316,409             --       4,933,129             --
Depreciation and Amortization                                   160,132             --         334,824             --
                                                           ------------    -----------    ------------    -----------
       Total                                                  2,476,541             --       5,267,953             --

Operating Loss                                                 (315,401)            --      (1,657,410)            --

Other Income/Expense
       Interest Expense                                        (132,594)            --        (274,333)            --
                                                           ------------    -----------    ------------    -----------

Loss From Continuing Operations                                (447,995)            --      (1,931,743)            --

Loss From Discontinued Operations (net of $0 tax effect)             --       (538,642)        (98,420)    (1,943,785)
                                                           ------------    -----------    ------------    -----------

Loss Before Minority Interest                                  (447,995)      (538,647)     (2,030,163)    (1,943,785)

Loss Applicable to Minority Interest                                 --        107,729              --        388,757
                                                           ------------    -----------    ------------    -----------

       Net Loss                                                (447,995)      (430,918)   $ (2,030,163)   $(1,555,028)
                                                           ============    ===========    ============    ===========

Net Loss Per Common Share from Continuing Operations       $       (.04)   $        --    $       (.18)   $        --

Net Loss Per Common Share from Discontinued
Operations                                                           --           (.07)           (.01)          (.25)
                                                           ------------    -----------    ============    -----------

Net Loss Per Common Share                                  $       (.04)   $      (.07)   $       (.19)   $      (.25)
                                                           ============    ===========    ============    ===========

Weighted Average Common Shares Outstanding                   10,464,431      6,473,125      10,464,431      6,316,831
                                                           ============    ===========    ============    ===========

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
           Condensed Consolidated Comparative Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      2001           2000
                                                                                  ------------    -----------
Cash Flows from Operating Activities
       Operating Activities:
         Net Loss                                                                 $ (2,030,163)   $(1,555,028)
         Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by
            Operating Activities
                Depreciation and Amortization                                          343,106        467,107
                Amortization of Debt Issuance Costs                                         --      1,151,431
                Exchange of preferred shares for common shares and net
                assets of businesses acquired                                        2,062,500             --
                Issuance of common shares as a result of note conversion               500,880             --
                Issuance of common shares pursuant to settlement agreement
                and forgiveness of indebtedness                                      1,125,000             --
                Compensation and Other Services Paid Through Issuance of Common
                Stock                                                                       --        190,312
                Loss Attributable to Minority Interest                                      --       (388,757)

Changes in Operating Assets and Liabilities
       Accounts Receivable                                                          (4,949,780)      (286,715)
       Inventories                                                                          --         98,831
       Other  Assets                                                                        --         28,308
       Other Current Assets                                                           (224,948)       123,254
       Accounts Payable and Accrued Expenses                                           941,901        232,642
       Current and Deferred Taxes Payable                                            1,483,922             --
                                                                                  ------------    -----------
         Net Cash (Used In) Provided By Operating Activities                          (747,582)        61,385
Cash Flows From Investing Activities
       Net Cash From Reverse Acquisition                                                    --         76,994
       Purchase of Property and Equipment                                           (1,908,262)            --
       Purchase of Goodwill                                                        (10,139,176)            --
       Deferred Costs                                                                 (196,462)            --
       Repayment of Convertible Note Payable                                          (498,914)            --
                                                                                  ------------    -----------
         Net Cash (Used In) Provided by Investing Activities                       (12,742,814)        76,994
Cash Flows From Financing Activities
       Capital Contribution                                                                 --            100
       Proceeds from Promissory Notes Payable                                          123,063             --
       Proceeds From Demand Note Payable, Demand                                       236,182             --
       Proceeds From Acquisition Indebtedness                                        9,560,305             --
       Proceeds From Long Term Debt                                                    466,262        (29,697)
       Proceeds From Capitalized Lease Obligations                                     489,482             --
       Proceeds From Notes Payable Affiliate                                           928,508             --
       Issuance of Common Shares                                                     1,924,191             --
                                                                                  ------------    -----------
         Net Cash Provided By Financing Activities                                  13,727,993        (29,597)
Net (Decrease) Increase in Cash                                                         (4,246)       108,782
Cash Beginning of Period                                                                10,017             --
                                                                                  ------------    -----------
Cash, End of Period                                                               $      5,771    $   108,782
                                                                                  ============    ===========

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                              -------------------------
                                                                                 2001         2000
                                                                              ----------   -----------
Supplemental Disclosure of Cash Flow Information
       Interest Paid                                                          $       --   $    27,769
                                                                              ==========   ===========
       Income Taxes Paid                                                      $       --   $        --
                                                                              ==========   ===========

Supplemental Schedule of Non-Cash Investing and Finance Activities
       Issuance of 3,000,000 Preferred Shares for the Common Shares of
         The Comprehensive Medical Group, Ltd.                                 1,125,000            --
       Issuance of 2,500,000 Preferred Shares in Exchange for the Assets of
         CAT, a New York Limited Liability Company                               937,500            --
       Issuance of 250,000 Preferred Shares for Long Term Consulting
         Agreement                                                                93,750            --
       Issuance of 100,000 Preferred Shares as Incentive Compensation             37,500            --
       Issuance of 16,154,126 Common Shares Upon Conversion of 8%
         Convertible Note                                                        500,880            --
       Issuance of 843,373 Common Shares in Exchange for Forgiveness of
       Indebtedness                                                              700,000            --
       Issuance of 780,000 Common Shares for Consulting Service                  292,500            --
       Issuance of 300,000Common Shares Pursuant to Settlement Agreement
       and Forgiveness of Indebtedness                                           425,000            --
                                                                              ----------   -----------
         Total                                                                $4,112,130   $        --
                                                                              ==========   ===========

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                       Six Months Ended December 31, 2000

                                                             Preferred Stock             Common Stock           Additional
                                                        ------------------------   -------------------------     Paid in
                                                          Shares       Amount        Shares        Amount        Capital
                                                        ----------   -----------   -----------   -----------   ------------
Balance, June 30, 2000                                          --   $        --       263,493   $       263   $  6,855,063

Preferred Stock Issuances
   In Exchange for the Common Shares of
     The Comprehensive Medical Group, Ltd.               3,000,000         3,000            --            --      1,122,000
   In Exchange for the Assets of CAT, a New York
      Limited Liability Company                          2,500,000         2,500            --            --        935,000
   For Long-Term Consulting Agreement                      250,000           250            --            --         93,500
   As Incentive Compensation                               100,000           100            --            --         37,400
Common Stock Issuances
   Pursuant to Private Placement Offering                       --            --     2,106,024         2,106      1,745,894
   Resulting from Note Conversion                               --            --    16,154,126        16,158        484,722
   In Exchange for Forgiveness of Indebtedness                  --            --       843,373           843        699,157
   For Consulting Services                                      --            --       780,000           780        291,720
   Pursuant to Settlement Agreement and in
     Forgiveness of Indebtedness                                --            --       300,000           300        424,700
   Fees Incidental to Private Placement                         --            --       218,353           218           (218)
   Fees and Costs Incurred Incidental to
     Private Placement                                          --            --            --            --       (111,159)
   Commissions Paid Incidental to Private Placement             --            --            --            --       (181,650)
   Sale of Warrants                                             --            --            --            --         45,250
Net Loss                                                        --            --            --            --             --
                                                        ----------   -----------   -----------   -----------   ------------
                                                         5,850,000   $     5,850    20,665,369   $    20,668   $ 12,441,379
Balance, September 30, 2000                             ==========   ===========   ===========   ===========   ============

                                                                            Treasury Stock
                                                        Accumulated     ----------------------
                                                           Deficit       Shares       Amount          Total
                                                        ------------    --------    -----------    -----------
Balance, June 30, 2000                                  $ (8,196,294)      3,325    $   (64,941)   $(1,405,909)

Preferred Stock Issuances
   In Exchange for the Common Shares of
     The Comprehensive Medical Group, Ltd.                        --          --             --      1,125,000
   In Exchange for the Assets of CAT, a New York
      Limited Liability Company                                   --          --             --        937,500
   For Long-Term Consulting Agreement                             --          --             --         93,750
   As Incentive Compensation                                      --          --             --         37,500
Common Stock Issuances
   Pursuant to Private Placement Offering                         --          --             --      1,748,000
   Resulting from Note Conversion                                 --          --             --        500,880
   In Exchange for Forgiveness of Indebtedness                    --          --             --        700,000
   For Consulting Services                                        --          --             --        292,500
   Pursuant to Settlement Agreement and in
     Forgiveness of Indebtedness                                  --          --             --        425,000
   Fees Incidental to Private Placement                           --          --             --             --
   Fees and Costs Incurred Incidental to
     Private Placement                                            --          --             --       (111,159)
   Commissions Paid Incidental to Private Placement               --          --             --       (181,650)
   Sale of Warrants                                               --          --             --         45,250
Net Loss                                                  (2,030,163)         --             --     (2,030,163)
                                                        ------------    --------    -----------    -----------
                                                        $(10,226,457)      3,325    $   (64,941)   $ 2,176,499
Balance, September 30, 2000                             ============    ========    ===========    ===========


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

UNAUDITED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Comprehensive Medical Diagnostics Group, Inc. and its subsidiaries (collectively, the "Company") as of March 31, 2001 and their results of operations, changes in stockholders' equity and cash flows for the nine months ended March 31, 2001 and 2000. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of June 30, 2000 and for the years ended June 30, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended June 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

      The results of the Company's operations for the nine months ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations for the full year ending June 30, 2001.

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

      Diagnostic Health Services, Inc. (DHS)

      As of January 1, 2000 the Company through its wholly owned subsidiary Diagnostic Management Group Holdings, Inc. acquired all of the issued and outstanding stock of DHS in exchange for $4,700,000 consisting of a cash payment of $1,500,000, assumption of certain DHS liabilities in the amount of $500,000 and notes payable to DHS's former shareholders in the amount of $2,700,000. Additionally, the Company is obligated to pay DHS's former shareholders 92.5% of accounts receivable ($4,421,505 at the date of closing) actually collected by the Company at the rate of $150,000 per month commencing in June, 2001.

      DHS owns and manages a mobile diagnostic testing center which delivers mobile x-ray radiology and cardiovascular services to long term care facilities, nursing homes and state institutions.

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

Revenue and loss from discontinued operations was as follows:

                                                           Nine Months Ended
                                                        -----------------------
                                                        March 31,    March 31,
                                                          2001          2000
                                                        --------    -----------
      Revenue                                           $     --    $ 3,170,814
                                                        --------    -----------

      Loss from discontinued operations                 $(98,420)   $(1,943,785)
                                                        ========    ===========

      Net Loss                                          $(98,420)   $(1,555,028)
                                                        ========    ===========

PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following


      Operating equipment                                             $1,714,047
      Website and kiosk software and equipment                           133,598
      Office equipment                                                    50,150
      Vehicles                                                            10,467
                                                                      ----------
          Subtotal                                                     1,908,262
      Less accumulated depreciation and amortization                     243,200
                                                                      ----------
          Total                                                       $1,665,062
                                                                      ==========

      Depreciation expense charged to operations for the nine month periods ended March 31, 2001 amounted to $122533.

GOODWILL

      During the nine month period ended March 31, 2001 the Company acquired substantially all of the assets of CAT and CLI subject to the assumption of certain indebtedness; as well as all of the issued and outstanding stock of CMG. The excess cost over net book value of assets acquired as a result of these acquisitions aggregated $10,139,176 and is comprised as follows:

CLI
    Assumption of a non-interest bearing seller note of $684,000 payable originally over a 36 month period (extended to a 48 month period effective October, 2000) and subject to adjustment if certain future monthly revenue levels are not attained, after a present value
    discount of 10%                                                            $    510,710
    Assumption of liabilities in excess of net book value of assets
    acquired                                                                        383,756
    Capitalized costs and fees incidental to the transaction                         70,151
                                                                               ------------
             Subtotal                                                          $    964,617
                                                                               ------------

CAT
    Cash                                                                       $  1,100,000
    Issuance of 2,500,000 shares of the Company's Series A Convertible
    Preferred Stock with an estimated fair value of $.375 per share at the
    time of issuance                                                                937,500
    Capitalized costs and fees incidental to the transaction                         15,311
    Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
       Notes to the Condensed Consolidated Financial Statements


    Less: Amount allocable to fair market in excess of net book value of
             property and equipment acquired                                       (750,000)
                                                                               ------------
             Subtotal                                                          $  1,302,811
                                                                               ------------
CMG
    Issuance of 3,000,000 shares of the Company's Series A Convertible
    Preferred Stock with an estimated fair value of $.375 per share at time
    of issuance                                                                $  1,125,000
    Assumption of liabilities in excess of net book value of assets acquired        634,858
    Capitalized costs and fees incidental to the transaction                          5,000
                                                                               ------------
             Subtotal                                                             1,764,858
                                                                               ------------

DHS
    Notes Payable                                                                 8,700,000
    Less: Note Book Value of Assets Acquired                                     (2,593,110)
                                                                               ------------
             Subtotal                                                             6,106,890
                                                                               ------------

             Total                                                             $ 10,139,176
                                                                               ============

      The Company is amortizing goodwill over a 40 year period. Amortization for the nine months ended March 31, 2001 amounted to $87,188.

      NOTES PAYABLE DEMAND

      The Company through its subsidiary, CLH agreed to assume certain demand loan obligations of CLP. Pursuant thereto, there are outstanding advances under a loan commitment which permits borrowings as determined by a percentage of CLH's qualifying accounts receivable, up to a maximum limitation of $1,000,000. Such borrowings bear interest at the lenders defined prime rate plus 2.25%. Repayments under the loan are via a lock box agreement which provides for the receipt and processing of accounts receivable. The outstanding balance under this financing arrangement was $236,182 at March 31, 2001.

ACQUISITION INDEBTEDNESS

     Acquisition indebtedness is comprised of the following:
         Non-interest bearing seller note payable in the original principal amount of $684,000 incurred upon the acquisition of CLI's net assets and payable originally over a 36 month period (modified to $5,000 per month effective February, 2001) without interest and subject to
         adjustment if certain future monthly revenue levels are not attained.            $   611,521
         Remaining cash consideration due incidental to the acquisition of
         CAT's net assets                                                                     150,000
         Amounts due CAT sellers consisting of uncollected and unremitted
         accounts receivable existing on the transaction date                                  16,084

         Note payable to 5761 Holdings Corp. bearing interest at the rate of 14%
         per annum, due July 1, 2001 and secured by all unencumbered accounts
         receivable of the Company                                                          1,500,000

         Note payable to former shareholders of DHS in the original principal               2,700,000
         amount of $2,700,000 incurred upon the acquisition of all issued and outstanding stock of DHS and bearing interest at the rate of 5% per annum payable $300,000 on March 1, 2001, $400,000 six months thereafter and $500,000 in each of the four quarters thereafter


         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements

         Pursuant to the acquisition agreement, sellers may elect to receive common shares of the Company at a cost of $1.00 per common share Note payable to former shareholders of DHS in the original principal amount of $4,000,000, which sum represents 92.5% of DHS accounts receivable at the date of acquisition, payable at the rate of $150,000 per month without interest commencing June, 2001. This obligation is subject to reduction to the extent that actual collections are in an amount lesser than that existing at March 31, 2001 ($4,421,505) to the extent of
         92.5% thereby                                                                      4,000,000
         The Company agreed to assume up to $500,000 of income tax related
         obligations of DHS                                                                   500,000
                                                                                          -----------

                  Total                                                                     9,477,605
         Less current portion                                                               4,026,084
                                                                                          -----------
                                                                                          $ 5,451,521
                                                                                          ===========

     The aggregate amount of future principal repayments at March 31, 2001 is as follows:


         Year ending March 31
-------------------------------------------------------------
                2002                                             $ 4,026,084
                2003                                               3,131,521
                2004                                               1,760,000
                2005                                                 560,000
                                                                 -----------
                Total                                            $ 9,477,605
                                                                 ===========

LONG TERM DEBT

     The Company, through its subsidiary CLH, has agreed to assume certain long-term debt of CLP which, at March 31, 2001 consists of the following:

       Term loan payable in monthly installments of $2,075, including interest
       at 13.7% through October 16, 2001                                             $   17,656
       Term loan payable in monthly installments of $1,908, including interest
       at 9.0% through June 1, 2001                                                       5,689
       Equipment loan payable in monthly installments of $13,640, including
       interest at 10.675% through September 29, 2002                                   214,313

       Equipment loan payable in monthly installments of $402 including
       interest at 9.65% through November 24, 2002                                        7,402
       Equipment loan payable in monthly installments of $456, including
       interest at 10.84% through December 30, 2004                                      16,796
       Equipment loan payable in monthly installments of $434, including
       interest at 9.95% through January 28, 2005                                        16,247
       Equipment loan payable in monthly installments of $415, including
       interest at 9.95% through February 3, 2003                                         8,323

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements

       Equipment loan payable in monthly installments of $394, including
       interest at 8.18% through February 1, 2003                                         8,029
       Term loan payable in monthly installments ranging from $2,500 to
       $3,500, including interest at 11% through May, 2002                               36,550
                                                                                      ---------
                                                                                        331,005
       Less current portion                                                             221,685
                                                                                      ---------
       Long-term debt                                                                $  109,320
                                                                                      =========

     The loans are secured by liens on equipment and accounts receivable of CLH.

     The aggregate amount of future principal repayments at March 31, 2001 is as follows:


                   Years Ending March 31,
                            2002                         $ 243,431
                            2003                            77,086
                            2004                            10,488
                                                         ---------
      Total                                              $ 331,005
                                                         =========

CAPITALIZED LEASE OBLIGATIONS

      The Company through it's subsidiary CLH, agreed to assume obligations under the provisions of three long-term leases entered into in 1999. In addition, the Company, through it's subsidiary DHS, agreed to assume obligations under the provisions of various long-term leases of medical equipment entered into by DHS prior to acquisition. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leases expire between March 1, 2003 and January 31, 2005. The leased property under capital leases by CLH as of September 30, 2000 were acquired at the pre-acquisition amortized cost of $340,274, and have accumulated amortization of $14,132 and a net book value of $326,142. Amortization of the lease property is included in depreciation expenses.

      The future minimum lease payments under capital lease and the net present value of the future minimum lease payments at March 31, 2001 are as follows:

       Total minimum lease payments                                   $ 538,558
       Amount representing interest                                     (94,354)
       Present value of net minimum Lease payments                      444,204
       Current portion                                                  139,365
                                                                      ---------
       Long-term capital lease obligation                             $ 304,839
                                                                      =========

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

      As of March 31, 2001 certain convertible note holders exercised their conversion rights resulting in the Company's issuance of 16,154,126 common shares and thereby reducing the principal balance of the 8% Convertible Note to $431,086.

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

      Through March 31, 2001 the Company has issued 2,949,397 common shares in exchange for cash consideration of $1,748,000 and debt forgiveness of $700,000 which issuance was made pursuant to a private placement to accredited investors, which is exempt from registration under Regulation D of the Securities Act of 1933, as amended. Additionally, the Company issued 218,353 common shares and incurred fees, costs and commissions amounting to $292,809 incidental to such issuances.

      Through March 31, 2001 the Company has issued 16,154,126 common shares pursuant to the Company's conversion of a portion of the 8% Convertible Preferred Notes resulting in a principal reduction of $468,194.

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

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements

WARRANTS

      On February 6, 2001 the Company sold warrants to purchase 500,000 common shares for $45,250. The warrants expire on July 31, 2001 and have an exercise price equal to the lesser of $1.00 per share or 80% of the average of the lowest three bid prices for the Company's stock during the thirty day period prior to exercise.

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

      Upon the acquisition of DHS, the Company assumed liabilities for current and deferred taxes in the amounts of $357,474 and $1,126,448, respectively.

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

      Diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the nine month periods ended March 31, 2001 and 2000, respectively and, accordingly, the effects of the assumed conversion of all of the Company's outstanding convertible notes, and the assumed exercise of all of the Company's outstanding warrants and the application of the treasury stock method, would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash balances with major financial institutions that have high credit ratings. At times, such balances may exceed Federally insured limits.

      The Company generally extends credit to its customers (which include third party payors), all of whom are located in the northeastern United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the nine month periods ended March 31, 2001 and 2000, no customer accounted for more than 10% of the Company's revenues. Generally, the Company does not have a significant receivable from any single customer and, accordingly, management does not believe that the Company was exposed to any significant credit risk at March 31, 2001.

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

      DHS has non-cancellable operating leases for its fleet of automobiles that extend over the next three to five years, with a total annual lease expense of approximately $150,000.

      DHS has the following rental commitments for office space.

      To B & G Realty Company, an affiliated company, for its New Jersey office building under a fifteen year lease expiring on December 31, 2010. Future minimum lease payments are approximately as follows:

                                                                       Base Rent
                                                                      ----------
     April 1, 2000 - December 31, 2000                                $       --
     January 1, 2001 - December 31, 2003                                 138,600
     January 1, 2004 - December 31, 2006                                 172,800
     January 1, 2007 - December 31, 2010                                 240,000
                                                                      ----------
       Total minimum future rental payments                           $  551,400
                                                                      ==========

     DHS has a lease in Dayton Manor, New Jersey for office space on a month-to-month basis at $400 per month.

     DHS had a lease in New York City, for office space on a month-to-month basis at $725 per month which expired on April 30, 2000. The new lease began on May 1, 2000, and expires on April 30, 2002. Future minimum lease payments are approximately as follows:

                      2000                                           $     --
                      2001                                              7,986
                      2002                                              3,568
                                                                     --------
                      Total minimum future rental payments           $ 11,554
                                                                     ========

     DHS has an option to renew for another year at an annual rental of $11,340

     DHS has a lease in Garner, North Carolina, beginning September 1, 1999, and expiring on August 31, 2001. Future minimum lease payments are approximately as follows:

                      2000                                          $     --
                      2001                                             3,000
                                                                    --------
                                                                    $  3,000
                                                                    ========

     The lease contains an option to renew for another year at an annual rental of $7,500.

Management's Discussion and Analysis or Plan of Operations

      The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward- looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

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

      In order to implement its focus and strategy the Company recently completed four acquisitions as follows:

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

            DMG manages the operation of a medical diagnostic cardiological and neurological testing services and tele- medicine of CAT - ECG PC, a New York professional corporation.

      Diagnostic Health Services, Inc. (DHS)

            As of January 1, 2000 the Company through its wholly owned subsidiary Diagnostic Management Group Holdings, Inc. acquired all of the issued and outstanding stock of DHS in exchange for $4,700,000 consisting of a cash payment of $1,500,000 assumption of certain DHS liabilities in the amount of $500,000 and notes payable to DHS's former shareholders in the amount of $2,700,.000. Additionally, the Company is obligated to pay DHS's former shareholders 92.5% of amounts receivable $4,421,505 at the date of closing) actually collected by the Company at the rate of $150,000 per month commencing in June, 2001.

            DHS owns and manages a mobile diagnostic testing center which delivers mobile x-ray, radiology and cardiovascular services to long term care facilities, nursing homes and state institutions.

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

            The condensed consolidated statement of operations includes the operations of CLH, CMG, DMG and DHS from the respective effective dates that they were acquired by the Company. The results of operations IFR and PeopleFirst are reported as losses from discontinued operations.

Pro Forma

      The following discussion includes the results of operations for the nine months ended March 31, 2001 and 2000 as though both the acquisitions and dispositions described above had been consummated on July 1, 1999.

      During the six months ended March 31, 2001, consolidated revenues increased by approximately $400,000 or 22% from approximately $1,800,000 for the nine months ended March 31, 2000 to approximately $$1,400,000 for the nine months ended March 31, 2001.

      Operating costs for the nine months ended March 31, 2001 increased approximately $$1,000,000 or 53% from approximately $1,900,000 for the six months ended March 31, 2000 to approximately $2,900,000 for the nine months ended March 31, 2001 This increase is attributable to an increases in kiosk and website development costs, administrative expenses and expenses related to changes in the Company's focus and direction.

      On a pro forma basis, the Company's loss from continuing operations increased by approximately $1,455,000 or $(0.24) per share from approximately $(45,000) or $(.01) per share for the nine months ended March 31, 2000 to approximately $$1,500,000 or $(0.25) per share for the nine months ended March 31, 2001.

Historical Information

      These results include the operations of CLH, CMG, DMG and DHS from the effective date of their acquisitions by the Company through March 31, 2001.

      During the nine months ended March 31, 2001 the Company had revenues of $3,610,543, all of which was derived from its operating subsidiaries, CLH, DMG and DHS.

      Selling general and administrative expenses were $4,933,129 of which $3,807,373 was attributable to its operating subsidiaries and the remainder, of $1,125,756 was attributable to kiosk and website development costs as well as administrative expenses.

      Depreciation attributable to acquired assets and amortization of goodwill arising from these acquisitions amounted to $334,824 for the nine months ended March 31, 2001 Interest expense was $274,333 for this period.

      As a result of all the above, the Company's loss from continuing operations and net loss amounted to $1,931,743 $(0.18 per share) and $2,030,163 $(0.19 per share), respectively, for the nine months ended March 31, 2001.

Liquidity and Capital Resources

      At March 31, 2001 the Company had a working capital deficiency of $2,156,626. The working capital deficiency is attributable to the excess of current liabilities over assets assumed in the acquisitions of CHP, current amounts due to sellers of CAT, CHP and DHS and current obligations incidental to CMG's kiosk and website development costs and fees incidental to the above, a private placement offering and a debt restructuring.

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

      As of March 31, 2001 certain convertible note holders exercised their conversion rights resulting in the Company's issuance of 16,154,126 common shares and thereby reducing the principal balance of the 8% Convertible Note to $431,086.

      The Company anticipates that its working capital, as a result of accounts receivable loans presently being negotiated, together with anticipated cash flow from the recently acquired companies, will be sufficient to satisfy the Company's cash requirements for at least twelve months. In the event the Company's plan changes (due to unanticipated expenses or difficulties of integrating these acquisitions), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, or at all, on commercially reasonable terms. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's liquidity. The Company believes that it will be able to obtain financing, if needed, although there can be no assurances of such.

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


17