Form 10QSB/A
period 2001-03-31
COMPREHENSIVE MEDICAL DIAGNOSTICS GROUP INC
filed 2001-06-18
CIK 893771

                     U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                  Form 10-QSB/A

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

Item 2.     Management's Discussion and Analysis or Plan of Operations

Part II.    Other Information

Signatures

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001

     Assets
Current Assets
     Cash                                                                                       $      5,771
     Accounts Receivable                                                                           4,949,780
     Note Receivable                                                                                  37,628
     Prepaid Expenses                                                                                230,797
                                                                                                ------------
          Total Current Assets                                                                     5,223,976

Property and Equipment, Net of $243.200 accumulated depreciation                                   1,665,062
Goodwill, Net of accumulated amortization of $99,906                                              10,039,270
Deferred Costs                                                                                       196,462
                                                                                                ------------
          Total Assets                                                                            17,124,770
                                                                                                ============

       Liabilities and Stockholders Equity
Current Liabilities
       Accounts Payable and Accrued Expenses                                                       1,492,696
       Income Taxes Payable                                                                          357,474
       Note Payable, Demand                                                                          236,182
       Current Portion of Acquisition Indebtedness                                                 4,026,084
       Current Portion of Long Term Debt                                                             221,685
       Current Portion of Capitalized Lease Obligations                                              139,365
       Notes Payable - Affiliates                                                                    928,508
                                                                                                ------------
           Total Current Liabilities                                                               7,401,994
       Promissory Notes Payable                                                                      123,063
       Acquisition Indebtedness, Less Current Portion                                              5,451,521
       Long Term Debt                                                                                109,320
       Capitalized Lease Obligations                                                                 304,839
       8% Convertible Notes Payable                                                                  431,086
       Deferred Taxes Payable                                                                      1,126,448
                                                                                                ------------
           Total Liabilities                                                                      14,948,271
Stockholders' Equity
       Series A Convertible Preferred Stock, $.001 par value, 30,000,000 shares authorized
           5,850,000 issued and outstanding                                                            5,850
       Common Stock, $.001 par value 50,000,000 shares authorized 20,668,694 shares issued
           and 20,665,369 shares outstanding                                                          20,668
       Additional Paid In Capital                                                                 12,441,379
       Treasury Stock, 3,325 shares at cost                                                          (64,941)
       Accumulated Deficit                                                                       (10,226,457)
                                                                                                ------------

           Total Stockholders' Equity                                                              2,176,499
                                                                                                ------------

       Total Liabilities and Stockholders' Equity                                               $ 17,124,770
                                                                                                ============

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31                       March 31,
                                                           ---------------------------    ---------------------------
                                                               2001           2000            2001           2000
                                                           ------------    -----------    ------------    -----------
Revenues                                                   $  2,161,140    $        --    $  3,610,543    $        --
                                                           ------------    -----------    ------------    -----------

Selling, General and Administrative Expenses                  2,316,409             --       4,933,129             --
Depreciation and Amortization                                   160,132             --         334,824             --
                                                           ------------    -----------    ------------    -----------
       Total                                                  2,476,541             --       5,267,953             --

Operating Loss                                                 (315,401)            --      (1,657,410)            --

Other Income/Expense
       Interest Expense                                        (132,594)            --        (274,333)            --
                                                           ------------    -----------    ------------    -----------

Loss From Continuing Operations                                (447,995)            --      (1,931,743)            --

Loss From Discontinued Operations (net of $0 tax effect)             --       (538,647)        (98,420)    (1,943,785)
                                                           ------------    -----------    ------------    -----------

Loss Before Minority Interest                                  (447,995)      (538,647)     (2,030,163)    (1,943,785)

Loss Applicable to Minority Interest                                 --        107,729              --        388,757
                                                           ------------    -----------    ------------    -----------

       Net Loss                                                (447,995)      (430,918)   $ (2,030,163)   $(1,555,028)
                                                           ============    ===========    ============    ===========

Net Loss Per Common Share from Continuing Operations       $       (.04)   $        --    $       (.18)   $        --

Net Loss Per Common Share from Discontinued
Operations                                                           --           (.07)           (.01)          (.25)
                                                           ------------    -----------    ============    -----------

Net Loss Per Common Share                                  $       (.04)   $      (.07)   $       (.19)   $      (.25)
                                                           ============    ===========    ============    ===========

Weighted Average Common Shares Outstanding                   10,464,431      6,473,125      10,464,431      6,316,831
                                                           ============    ===========    ============    ===========

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
           Condensed Consolidated Comparative Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      2001           2000
                                                                                  ------------    -----------
Cash Flows from Operating Activities
       Operating Activities:
         Net Loss                                                                 $ (2,030,163)   $(1,555,028)
         Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by
            Operating Activities
                Depreciation and Amortization                                          343,106        467,107
                Amortization of Debt Issuance Costs                                         --      1,151,431
                Exchange of preferred shares for common shares and net
                assets of businesses acquired                                        2,062,500             --
                Issuance of common shares as a result of note conversion               500,880             --
                Issuance of common shares pursuant to settlement agreement
                and forgiveness of indebtedness                                      1,125,000             --
                Compensation and Other Services Paid Through Issuance of Common
                Stock                                                                       --        190,312
                Loss Attributable to Minority Interest                                      --       (388,757)

Changes in Operating Assets and Liabilities
       Accounts Receivable                                                          (4,949,780)      (286,715)
       Inventories                                                                          --         98,831
       Other  Assets                                                                        --         28,308
       Other Current Assets                                                           (224,948)       123,254
       Accounts Payable and Accrued Expenses                                           963,293        232,642
       Current and Deferred Taxes Payable                                            1,483,922             --
                                                                                  ------------    -----------
         Net Cash (Used In) Provided By Operating Activities                          (726,190)        61,385
Cash Flows From Investing Activities
       Net Cash From Reverse Acquisition                                                    --         76,994
       Purchase of Property and Equipment                                           (1,908,262)            --
       Purchase of Goodwill                                                        (10,139,176)            --
       Deferred Costs                                                                 (196,462)            --
       Repayment of Convertible Note Payable                                          (498,914)            --
       Repayment of Acquisition Indebtedness                                           (82,700)            --
       Repayment of Long Term Debt                                                    (135,257)            --
       Repayment of Capitalized Lease Obligations                                      (45,278)            --
                                                                                  ------------    -----------
         Net Cash (Used In) Provided by Investing Activities                       (13,006,049)        76,994
Cash Flows From Financing Activities
       Capital Contribution                                                                 --            100
       Proceeds from Promissory Notes Payable                                          123,063             --
       Proceeds From Demand Note Payable, Demand                                       236,182             --
       Proceeds From Acquisition Indebtedness                                        9,560,305             --
       Proceeds From Long Term Debt                                                    466,262        (29,697)
       Proceeds From Capitalized Lease Obligations                                     489,482             --
       Proceeds From Notes Payable Affiliate                                           928,508             --
       Issuance of Common Shares                                                     1,924,191             --
                                                                                  ------------    -----------
         Net Cash Provided By Financing Activities                                  13,727,993        (29,597)
Net (Decrease) Increase in Cash                                                         (4,246)       108,782
Cash Beginning of Period                                                                10,017             --
                                                                                  ------------    -----------
Cash, End of Period                                                               $      5,771    $   108,782
                                                                                  ============    ===========

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                              -------------------------
                                                                                 2001         2000
                                                                              ----------   -----------
Supplemental Disclosure of Cash Flow Information
       Interest Paid                                                          $   48,224   $    27,769
                                                                              ==========   ===========
       Income Taxes Paid                                                      $       --   $        --
                                                                              ==========   ===========

Supplemental Schedule of Non-Cash Investing and Finance Activities
       Issuance of 3,000,000 Preferred Shares for the Common Shares of
         The Comprehensive Medical Group, Ltd.                                 1,125,000            --
       Issuance of 2,500,000 Preferred Shares in Exchange for the Assets of
         CAT, a New York Limited Liability Company                               937,500            --
       Issuance of 250,000 Preferred Shares for Long Term Consulting
         Agreement                                                                93,750            --
       Issuance of 100,000 Preferred Shares as Incentive Compensation             37,500            --
       Issuance of 16,154,126 Common Shares Upon Conversion of 8%
         Convertible Note                                                        500,880            --
       Issuance of 843,373 Common Shares in Exchange for Forgiveness of
       Indebtedness                                                              700,000            --
       Issuance of 780,000 Common Shares for Consulting Service                  292,500            --
       Issuance of 300,000Common Shares Pursuant to Settlement Agreement
       and Forgiveness of Indebtedness                                           425,000            --
                                                                              ----------   -----------
         Total                                                                $4,112,130   $        --
                                                                              ==========   ===========

See notes to the condensed consolidated financial statements.

         Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                        Nine Months Ended March 31, 2001

                                                             Preferred Stock             Common Stock           Additional
                                                        ------------------------   -------------------------     Paid in
                                                          Shares       Amount        Shares        Amount        Capital
                                                        ----------   -----------   -----------   -----------   ------------
Balance, June 30, 2000                                          --   $        --       263,493   $       263   $  6,855,063

Preferred Stock Issuances
   In Exchange for the Common Shares of
     The Comprehensive Medical Group, Ltd.               3,000,000         3,000            --            --      1,122,000
   In Exchange for the Assets of CAT, a New York
      Limited Liability Company                          2,500,000         2,500            --            --        935,000
   For Long-Term Consulting Agreement                      250,000           250            --            --         93,500
   As Incentive Compensation                               100,000           100            --            --         37,400
Common Stock Issuances
   Pursuant to Private Placement Offering                       --            --     2,106,024         2,106      1,745,894
   Resulting from Note Conversion                               --            --    16,154,126        16,158        484,722
   In Exchange for Forgiveness of Indebtedness                  --            --       843,373           843        699,157
   For Consulting Services                                      --            --       780,000           780        291,720
   Pursuant to Settlement Agreement and in
     Forgiveness of Indebtedness                                --            --       300,000           300        424,700
   Fees Incidental to Private Placement                         --            --       218,353           218           (218)
   Fees and Costs Incurred Incidental to
     Private Placement                                          --            --            --            --       (111,159)
   Commissions Paid Incidental to Private Placement             --            --            --            --       (181,650)
   Sale of Warrants                                             --            --            --            --         45,250
Net Loss                                                        --            --            --            --             --
                                                        ----------   -----------   -----------   -----------   ------------
                                                         5,850,000   $     5,850    20,665,369   $    20,668   $ 12,441,379
Balance, March 31, 2001                                 ==========   ===========   ===========   ===========   ============

                                                                            Treasury Stock
                                                        Accumulated     ----------------------
                                                           Deficit       Shares       Amount          Total
                                                        ------------    --------    -----------    -----------
Balance, June 30, 2000                                  $ (8,196,294)      3,325    $   (64,941)   $(1,405,909)

Preferred Stock Issuances
   In Exchange for the Common Shares of
     The Comprehensive Medical Group, Ltd.                        --          --             --      1,125,000
   In Exchange for the Assets of CAT, a New York
      Limited Liability Company                                   --          --             --        937,500
   For Long-Term Consulting Agreement                             --          --             --         93,750
   As Incentive Compensation                                      --          --             --         37,500
Common Stock Issuances
   Pursuant to Private Placement Offering                         --          --             --      1,748,000
   Resulting from Note Conversion                                 --          --             --        500,880
   In Exchange for Forgiveness of Indebtedness                    --          --             --        700,000
   For Consulting Services                                        --          --             --        292,500
   Pursuant to Settlement Agreement and in
     Forgiveness of Indebtedness                                  --          --             --        425,000
   Fees Incidental to Private Placement                           --          --             --             --
   Fees and Costs Incurred Incidental to
     Private Placement                                            --          --             --       (111,159)
   Commissions Paid Incidental to Private Placement               --          --             --       (181,650)
   Sale of Warrants                                               --          --             --         45,250
Net Loss                                                  (2,030,163)         --             --     (2,030,163)
                                                        ------------    --------    -----------    -----------
                                                        $(10,226,457)      3,325    $   (64,941)   $ 2,176,499
Balance, March 31, 2001                                 ============    ========    ===========    ===========


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

      Diagnostic Health Systems, Inc. (DHS)

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

GOODWILL

      During the nine month period ended March 31, 2001 the Company acquired substantially all of the assets of CAT and CLI subject to the assumption of certain indebtedness; as well as all of the issued and outstanding stock of CMG. The excess cost over net book value of assets acquired as a result of these acquisitions aggregated $10,139,176 and is comprised as follows:

CLI
    Assumption of a non-interest bearing seller note of $684,000 payable originally over a 36 month period (extended to a 48 month period effective October, 2000) and subject to adjustment if certain future monthly revenue levels are not attained, after a present value
    discount of 10%                                                            $    510,710
    Assumption of liabilities in excess of net book value of assets
    acquired                                                                        383,756
    Capitalized costs and fees incidental to the transaction                         70,151
                                                                               ------------
             Subtotal                                                          $    964,617
                                                                               ------------

CAT
    Cash                                                                       $  1,100,000
    Issuance of 2,500,000 shares of the Company's Series A Convertible
    Preferred Stock with an estimated fair value of $.375 per share at the
    time of issuance                                                                937,500
    Capitalized costs and fees incidental to the transaction                         15,311
    Comprehensive Medical Diagnostics Group, Inc. and Subsidiaries
       Notes to the Condensed Consolidated Financial Statements


    Less: Amount allocable to fair market in excess of net book value of
             property and equipment acquired                                       (750,000)
                                                                               ------------
             Subtotal                                                          $  1,302,811
                                                                               ------------
CMG
    Issuance of 3,000,000 shares of the Company's Series A Convertible
    Preferred Stock with an estimated fair value of $.375 per share at time
    of issuance                                                                $  1,125,000
    Assumption of liabilities in excess of net book value of assets acquired        634,858
    Capitalized costs and fees incidental to the transaction                          5,000
                                                                               ------------
             Subtotal                                                             1,764,858
                                                                               ------------

DHS
    Notes Payable                                                                 8,700,000
    Less: Net Book Value of Assets Acquired                                      (2,593,110)
                                                                               ------------
             Subtotal                                                             6,106,890
                                                                               ------------

             Total                                                             $ 10,139,176
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
                                                                                      =========

     The loans are secured by liens on equipment and accounts receivable of CLH.

     The aggregate amount of future principal repayments at March 31, 2001 is as follows:


                   Years Ending March 31,
                            2002                         $ 221,685
                            2003                            98,832
                            2004                            10,488
                                                         ---------
      Total                                              $ 331,005
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

      Diagnostic Health Systems, Inc. (DHS)

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

      During the nine months ended March 31, 2001, consolidated revenues increased by approximately $400,000 or 22% from approximately $1,800,000 for the nine months ended March 31, 2000 to approximately $$1,400,000 for the nine months ended March 31, 2001.

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

      On a pro forma basis, the Company's loss from continuing operations increased by approximately $1,455,000 or $(0.24) per share from approximately $(45,000) or $(.01) per share for the nine months ended March 31, 2000 to approximately $1,500,000 or $(0.25) per share for the nine months ended March 31, 2001.

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

Liquidity and Capital Resources

      At March 31, 2001 the Company had a working capital deficiency of $2,178,018. The working capital deficiency is attributable to the excess of current liabilities over assets assumed in the acquisitions of CHP, current amounts due to sellers of CAT, CHP and DHS and current obligations incidental to CMG's kiosk and website development costs and fees incidental to the above, a private placement offering and a debt restructuring.

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